Form 10KSB
period 1996-05-31
HEALTH PAK INC
filed 1996-10-29
CIK 840823

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C., 20549
                          --------------------------
                                  FORM 10-KSB

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE       ACT OF 1934 (Fee required).  For the
fiscal year ended May 31, 1996.

[ ]  TRANSITION REPORT UUNDER SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE       ACT OF 1934 (No Fee Required).
         For the transition period from_______________ to____________.

                    Commission File Number:  33-24483-NY

                                HEALTH-PAK, INC.
                  (Name of small business issuer in its charter)

                  Delaware                                      11-2914841
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                       Ident. Number)

         2005 Beechgrove Place, Utica, New York          13501
         (Address of principal executive offices)     (zip code)

                  Issuer's telephone number: (315) 724-8370

Securities registered under Section 12(b) of the Exchange Act:  ction
                              None
Securities registered under Section 12(g) of the Exchange Act:
                              None

        Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No _X_

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB [ X ]

         State issuer's revenues for its most recent fiscal year $1,881,149.

         The aggregate market value of the voting stock held by non-affiliates of registrant on October 13, 1996 was $5,113,934 based upon an average bid price of $0.36 per share on that date.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of October 9, 1996: 14,205,372 shares of common stock.

Transition Small Business Disclosure Format  Yes____  No__X__

                      DOCUMENTS INCORPORASTED BY REFERENCE


         Certain of the information required by Part IV "Exhibits and Reports on Form 8-K" is incorporated by reference from portions of the Registrants registration statement on Form S-1 as filed on November 13, 1993 under File Number 33-24483 NY

                               FORM 10-KSB
                             HEALTH-PAK, INC.

                               May 31, 1996

                            TABLE OF CONTENTS

Item
 No.                   Description                   Page

                          PART I

1.       Description of Business                      4
2.       Description of Properties                   15
3.       Legal Proceedings                           15
4.       Submission of Matters to a Vote
         of Security Holders                         16


                          PART II

5.       Market for Common Equity
         and Related Stockholder Matters             17
6.       Management's Discussion and Analysis
         or Plan of Operation                        18
7.       Financial Statements                        26
8.       Changes In and Disagreements With
     on Accounting and Financial Disclosure          26


                          PART III

9.       Directors, Executive Officers, Promoters
     and Control Persons; Compliance With Section
         16(a) of the Exchange Act                   27
10.      Executive Compensation                      29
11.      Security Ownership of Certain
         Beneficial Owners and Management            30
12.      Certain Relationships and
         Related Transactions                        31


                           PART IV

13.      Exhibits and Reports on Form 8-K            32

                              PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Introduction.

     The Company's primary business in fiscal 1996 continued to be the manufacture and/or distribution of reusable and nonwoven disposable textile products, mostly medical apparel and ancillary items such as gowns, aprons, masks, caps, covers, surgical draperies, diapers and underpads, towels, wipes, cloths and sterilization wraps and other related products, which were sold primarily to the hospital and medical marketplace and non-medical fleece sportswear, which was sold to customers in the regular clothing industry. Prior to the use of nonwoven disposable items, the needs of hospitals, nursing homes, clinics and other medical facilities were met almost exclusively by reusable textile products. In addition, beginning in fiscal 1995, the Company offered a new line of disposable coveralls and laboratory coats for industrial and pharmaceutical users.

     Beginning in late fiscal 1994, management determined that many medical facilities were reversing the previous trend toward the use of fully disposable medical products which then was the Company's primary business and, due to environmental and cost concerns, were returning to the utilization of reusable and limited reusable products. Therefore, in response to this change, the Company, throughout fiscal 1995 and again in 1996, emphasized the manufacture of reusable products in its line. At the present time, approximately 50% of the Company's sales are in reusable products and about 50% in disposable products. Management expects that this balance will continue in fiscal 1997.

         In the fall of 1993, the Company opened a retail outlet store, located at its plant facility on Beechgrove Place, Utica, New York for the sale of a new line of outdoor sportswear (sold as non-medical products) which the Company was also marketing to specialty catalog companies and retail stores principally in the Northeastern United States. The sportswear products offered are made of a spun polyester fleece material and are primarily used for winter recreational wear. The modest success of the outlet store in past years has prompted the Company to continue this operation during the current fiscal year. During fiscal 1995 and 1996 the outlet store accounted for approximately 5% of net revenues. During fiscal 1996 the Company expanded the outlet store's product lines by adding golf and other sports outer wear products for spring, summer and fall wear, and it now plans to operate the store all year. See "Present Operations" below for additional information.

Present Operations.

         The Company's principal products at the present time include a line of reusable and disposable staff examination gowns, patient isolation gowns, bouffant caps, sterilization wraps, tissue products, wash cloths and other similar items used by hospitals and related health care facilities. Reusable products were again emphasized in the Company's product line during fiscal 1996 and will continue to be featured during the current fiscal year.

         The reusable products which the Company offers utilize a specialized three-layer system of construction which incorporates a facing fabric, an impervious inner membrane and a back fabric which combine to provide maximum comfort for the wearer and a level of protection which complies with the OSHA regulations implemented in 1992 (see discussion below). During fiscal 1994, the Company received its first orders for reusable operating room gowns, back table cloths and Mayo stand covers from a nationally recognized laundry service specializing in the rental and laundering of such products for hospital and other health care facilities. Virtually all of the Company's manufactured products can be customized to fit the particular needs of individual customers.

         Management believes that the growing concern over disposal of medical related waste products which are not degradable has resulted in a re-evaluation of the use of disposable medical products by many healthcare facilities. In many cases where adequate laundry facilities are available, either within the healthcare facility itself or through the use of independent specialized laundry services, management has perceived a growing trend for the use of reusable products. The Company will be in a position to meet any changing industry demand between usable and reusable products in the future without any adverse impact upon its overall sales.

         During fiscal 1993, the Company began production of a new line of specialty sportswear products made from a spun polyester fleece fabric. This product line, now in its fourth year of production, includes gloves, hats, scarves, socks and related accessories, jackets, shirts, pants and other wearing apparel for both men and women. Presently, these products are sold to specialty catalog sales companies and retail stores throughout the Northeastern United States, as well as being sold directly to the public at the Company's own factory outlet store in Utica, New York. These products have become an increasing source of revenues for the Company and management believes that such products will continue as a significant source of revenues during fiscal 1997 and for years beyond.

         In addition to the products which it manufactures directly, to a lesser extent, the Company also acts as a distributor of related products manufactured by others. These products are sold as an ancillary part of the Company's product line to provide its customers with a more complete selection of items. Although the Company continues to distribute such products, since fiscal 1991 the Company has been reducing its dependence on the distribution of third party products and has emphasized sales of its own expanded product lines.

         During the fiscal year ended May 31, 1996, the Company also partially returned to manufacturing goods for third parties under a private label basis where the Company supplied labor only. The decision to return to private label work was made because the Company was able to realize a profit on this work on newly negotiated terms. In prior years the Company engaged in this type of manufacturing but subsequently it abandoned this work because it was not profitable. During 1996 approximately 25% of production was devoted to this type of operation.

         By supplying labor only services, the costs of material were not included in the sale price and this contributed to lower revenues during the period. If costs of financing receivables in 1996 could have been eliminated, the Company would have shown greater profits in the fiscal year ended May 31, 1996 on lower sales.

The Nonwoven Medical Disposable Industry.

         Until late in fiscal 1994, most of the products manufactured by the Company utilized disposable "nonwoven" materials. These materials currently are still used in the manufacture of disposable products offered by the Company. Although management has begun to de-emphasize its disposable product lines in favor of newly introduced reusable products, it plans to continue to offer disposable nonwoven products for the foreseeable future.

         "Nonwoven" is an industry term used to distinguish nonwoven fabrics from traditional woven fabrics. The fabric's fibers may be man made plastics or natural substances such as cotton, rayon or pulp, which accounts for most of the nonwoven materials today. Nonwoven fabrics may be porous or absorbent, made to be easily torn or tear-resistant, permeable or impermeable, hydrophobic or hydraulic, soft or abrasive. Producers of these fabrics include companies such as DuPont, Kimberley-Clark and Dow Chemical.

         Manufacturers, like the Company, which convert nonwoven fabric into specific products are commonly referred to as "converters." The medical nonwoven market is serviced by over 50 such companies, including multinational giants such as Baxter International, Johnson & Johnson, Kimberley-Clark and Proctor & Gamble, as well as a sizable number of smaller businesses. Baxter International is estimated to produce approximately 33% of all medical nonwoven products, Johnson & Johnson 16% and Kimberly-Clark 12%. In other words, three companies alone are estimated to control over 60% of the total market for nonwoven products. Proctor & Gamble's presence in the medical nonwoven market is also significant in size (estimated at 9% of the market) but limited to its diaper product line.

         Until recently one of the principal factors which has accelerated the acceptance of nonwoven items in the medical marketplace has been the generally acknowledged superiority of nonwoven products in the prevention of infection. Another effect of the AIDS crisis has been the increased interest outside the hospital environment in protection from serious infection, which carries, in the opinion of management, the promise of opening new markets for nonwoven apparel.

         Two significant threats to the growth in annual sales of medical nonwoven items are issues of cost and concerns over the environment. While proponents argue that the true, overall cost of using disposable products is lower than the cost of reusable materials (when all factors are taken into consideration), nonwoven products can appear to be the more expensive of the two alternatives. Furthermore, the cost of nonwoven products has been rising as a result of increases in manufacturing costs of such fabrics. The medical sector, and in particular the hospital industry, has been subjected to intense pressure from the government, insurers and others to control seemingly runaway costs of health care (which accounts for approximately 11% of the gross national product). These factors have reduced gross profit margins of nonwoven suppliers and adversely affected overall profitability. In the environmental area, concern has been growing in recent years over the effect of the widespread use of disposable products made from non-biodegradable plastics (a category which presently includes most medical nonwoven products) on the environment, and particularly on the dwindling capacity for solid waste disposal in the United States.

Proposed New Products.

         The Company continues to develop new products and to evaluate existing related products which could compliment the Company's current product lines, but which are not necessarily "medical" items, in order to offer potential buyers a wider variety of products and to attract additional sales. Management believes that by continuing the development of new products, it will be in a better position to attract new customers and will more effectively utilize its existing marketing organization.

         Proposed new items representing an extension of present products include the new industrial line of apparel which is manufactured for use in the pharmaceutical and meat industries and consist of laboratory coats and coveralls which are impervious to liquids. Products within this group are now being manufactured by the Company as special orders for its customers. Due to the increasing demand for these items this year, management plans to introduce them as part of its standard product lines in the future.

         The area of sterilized surgical products is also considered by management to be the most challenging sector within the medical nonwoven marketplace. Both the production and the sterilization of sterilized surgical products require significant resources and must meet exacting FDA standards. The Company's founder and President, Anthony J. Liberatore, gained experience in the launching of a sterilized product line during his ten-year tenure at Disposable Profiles/Spartan Healthcare Inc. (see "MANAGEMENT"). However, the sterilized products sector is highly competitive and is presently dominated by Baxter International, Johnson & Johnson, Kimberly- Clark and two other large suppliers. At the present time, no sterilized products are manufactured or sold by the Company. Additional financing, will be required for the Company to acquire specialized equipment for the production of these products.

         With the announcement of the new OSHA regulations in December 1991 management elected to modify the design and materials used for many of its existing disposable products to comply with the standards required by these regulations. With the implementation of these regulations in July 1992, the Company has been able to meet the increased demand from hospitals and health care facilities which must comply with these new standards. Management expects the demand for these products to continue for the foreseeable future.

         In late fiscal 1995 the Company entered into an exclusive manufacturing agreement with Silver Lake Holdings, Ltd. ("Silver Lake"), a privately held corporation which owns the exclusive worldwide manufacturing and distribution rights for a new sports- related product called "The Rigg." Under terms of the agreement the Company will manufacture the product for Silver Lake on the basis of cost plus 30%. In essence, The Rigg is new product, constructed of a neoprene holder and strapping, intended to facilitate the easy and safe carrying of sports balls of virtually any size or shape. It will have particular application for persons using motorcycles or bicycles who will be able, with the use of the Rigg, to sling the ball over their shoulder, thereby freeing both hands to control a motorcycle or bicycle.

         The Rigg has other applications as well and has generated some interest from a television broadcast on which it was shown some months ago. Following the end of fiscal 1995, the Company received its first shipment from Silver Lake of neoprene and other required raw materials as well as the required sewing machinery to begin manufacture of the Rigg, as required under its manufacturing agreement. Management expects that full production will begin in the second quarter of the current fiscal year. However, although the pricing structure agreed to between the Company and Silver Lake provides for manufacture to be on a "cost plus 30%" basis, management cannot at this point make any estimation of the expected revenues from this product.

Recent Developments.

         The Company is presently negotiating with the holders of the outstanding common stock of Protective Disposable Apparell, Inc. ("Protective"), a manufacturer of products somewhat similar to the products of the Company, for a partial acquisition of Protective. If terms are successfully negotiated, the Company will acquire approximately % of this corporation. Current sales for Protective are in the area of $2,000,000 per annum. The Company believes that a combination with Protective will be beneficial to both companies because of the economies of operation that the joining of these companies would achieve. In addition, the Company would access additional customers to make sales of its own products and, Protective would be in a position to offer its products to the Company's customers.

         None of the terms have been agreed upon as yet and there is no assurance that this transaction will eventually take place.

Sales and Marketing.

         The primary markets for the Company's medical products are in the health-care sector, divided essentially into three broad categories: (i) hospitals; (ii) "alternative site" facilities (including surgical centers, nursing homes, and elderly care facilities and clinics); and (iii) home
(consumer) use. Primary customer categories would be the single end-user, purchasing associations or consortiums of various kinds - a dominant feature in the hospital sector - and various federal, state and local government bodies (the majority of whose purchases are open to competitive bidding). The primary channels of distribution include medical supply distributors, dealers who specialize in the medical and hospital markets and firms purchasing the Company's products for resale under "private label" arrangements for other suppliers and retailers. Primary sales and marketing techniques or strategies include direct mailings, trade publication advertising, attendance at various industry trade shows, bidding for government contracts when appropriate and direct solicitation of prospective customers.

         To date the Company has relied primarily on sales though Northeast-based dealers, manufacturer's representatives and on "private label" agreements for the marketing of its products and sales by Company officers and employees. The Company's customer base presently consists of firms with which the Company has "private label" arrangements and a number of direct end-users.

         During fiscal 1996 the Company's three largest customers accounted for 8%, 7% and 6%, respectively, of its total annual net sales.

Competition.

         The Company is now primarily engaged in producing and distributing apparel products and related accessories made from various fabrics for the medical marketplace. The medical market-place is an intensely competitive atmosphere for manufacturers of medical items made from fabrics, and is populated by over fifty suppliers ranging in size from multinational concerns like Baxter International, Johnson & Johnson and Kimberly-Clark to enterprises smaller in size than the Company. Certain of these companies, such as Baxter International and Kimberly-Clark, are also suppliers of the basic materials used by the Company in the manufacture of its products as well as being manufacturers or suppliers of finished products. At present, the Company purchases a portion of its raw materials from Kimberly-Clark and others. However, management believes that there are adequate alternative sources for the materials purchased from these suppliers so that a loss of any one source of supplies would not have a materially adverse impact upon the Company's operations. See "Suppliers."

         In addition to the advantages offered by their larger size, greater resources, greater visibility and established reputations in the market, certain of the Company's larger competitors possess the added advantage of also producing the fabrics from which their products are made. The control over the cost of materials provided by this kind of "vertical integration" may be even more advantageous to such companies in the future if costs continue to pose increasing problems for the medical apparel business (as has recently been the case).

         Product competition in the medical apparel industry is primarily based on price, fabric quality and design features. For many end-users, however, the size of and resources controlled by the supplier, and thus its ability to satisfy a broad range of customer requirements at the lowest possible cost, is a major consideration. This is particularly true for hospital chains, associations and buying consortiums and for other large institutional customers. This situation, of course, places smaller firms such as the Company at a competitive disadvantage. The Company is not a significant factor in the medical apparel industry and competes primarily on price, service, quality and delivery.

         Nevertheless, the Company believes that its smaller size enables the Company to react more quickly to a customer's needs and to service its customers on a more personal basis. The Company, therefore, also competes on its ability to afford its customers a personal service.

         Also, while presently not significant in its present product line, sportswear items and industrial type garments are equally subject to intense competition from very large and well-known manufacturers, garment designers and smaller producers of similar apparel. The Company competes aggressively in these markets as well on the basis of price, service and quality.

Patents and Trademarks.

         The Company has no patents and there is little likelihood that it will develop patentable products or processes in the foreseeable future. Absent such protection, the Company will primarily rely upon trade secrets and proprietary techniques to attain any commercial advantage. There is no assurance that competitors will not independently develop and market, or obtain patent protection for, products similar to those designed or produced by the Company, and thus negate any advantage of the Company with respect to any such products. The Company may, however, distribute products manufactured by others which are covered by one or more patents. The Company may also seek to patent products manufactured by third parties which were not previously patented. Even if patent protection becomes available, there can be no assurance that such protection will be commercially beneficial to the Company.

         In connection with its marketing efforts, and in order to fully benefit from the Company's name recognition in the future, the Company has filed and as of March 18, 1994, received trademark protection of the name "HEALTH-PAK" with the United States Patent and Trademark Office.

Suppliers.

         The Company at present purchases its raw materials and fabric from several different suppliers. Management does not believe that there is or will be, in the near future, a significant shortage or inability to obtain adequate supplies of raw materials needed for its operations. Rather, the primary problem encountered by the Company has been, and is expected to be, the continued escalation in the costs of needed raw materials. High cost for fabric has already seriously impacted upon the Company's profit margins and continued increases in such costs could pose a serious threat to the competitiveness of all of its products, which is one primary reason that the Company is expanding into new areas such as reusable fabrics and other new products. See also "Competition."

Employees

         At present the Company employs a total of 61 persons, including 2 executive officers, 6 employees in managerial or supervisory capacities, two hourly office workers and 53 hourly production employees. As the Company implements the planned expansion of its operations it will require additional personnel, both skilled and unskilled. Although the Company believes that the personnel it will require are readily available at reasonable salary rates, no assurance can be given that it will be able to attract the type and quantity of employees its operations will require. Further, even if such personnel are available, no assurance can be given that they can be hired on terms favorable to the Company.


Production Facilities.

         On July 23, 1993 the Company entered into a Contract for Purchase with the Utica Industrial Development Corporation ("UIDC") for the lease or ultimate purchase of its present office and manufacturing facility located at 2005 Beechgrove Place, Utica, New York (the "Premises") which it now occupies. The property is a cinder-block building having approximately 43,500 square feet of office and manufacturing space situated on approximately 4.6 acres of land. Registrant has now consolidated all of its executive offices and manufacturing operations within this single facility.

         In conjunction with the proposed purchase of the premises, the Company has entered into a Lease Agreement with the UIDC having an initial term commencing August 1, 1993 and continuing through April 30, 1994 at a monthly rental of $7,500. The Lease of the premises by the Company has been extended through April 30, 1997 at a monthly rental of approximately $9,000 per month, including allocation for real property taxes. The Company's option to purchase the building was also extended through July 31, 1997.

         The Company's new facility is expected to be adequate both for the Company's present operations and is expected to provide sufficient production capacity to accommodate its expansion plans for the foreseeable future, including adequate space for installation of specialized facilities which will be needed when the Company elects to enter the sterilized products markets.

Government Regulation.

         The products marketed by the Company are subject to regulation as medical devices by the Food And Drug Administration (the "FDA"), which has comprehensive authority to regulate the development, production, distribution and promotion of medical devices. The states and foreign countries where Company products are sold may also impose additional regulatory requirements.

         Pursuant to the federal Food, Drug and Cosmetic Act and the regulation promulgated thereunder, a medical device is ultimately classified by the FDA as either a Class I, Class II or Class III device. Class I devices are subject to general controls which are applicable to all devices. Such controls include regulations regarding FDA inspection of facilities, "Good Manufacturing

Practices," labeling, maintenance of records and filings with the FDA. Class II devices must meet general performance standards established by the FDA before they can be marketed and must adhere to such standards once on the market. Class III devices require individual pre-market approval by the FDA before they can be marketed, which can involve extensive tests to prove safety and efficacy of the device.

         Each manufacturer of medical devices is required to register with the FDA and also to file a "510(k) Notification" (the "Notification") before initially marketing a new device intended for human use. The manufacturer may not market such new device until 90 days following the filing of such Notification unless the FDA permits an early marketing date. The FDA, prior to the expiration of the 90- day period, may notify the manufacturer that it objects to the marketing of the proposed device and thereby may delay or preclude the manufacturer's ability to market that device. The FDA may also require further data from, or testing by, the manufacturer.

         The FDA permits the marketing of some medical devices, subject to the general controls under the Act, if the devices are "substantially equivalent" to devices marketed in interstate commerce before May 28, 1976 (the effective date of the Medical Device Amendment to the Act).

         Of the Company's present products, its gowns and sterilization wrappers are Class I devices for which the necessary filings have been made. The Company's proposed sterilized products, on the other hand, would fall within the Class III category, in which case the Company would have to file a Pre-market Approval Application. Such application must be accompanied by extensive literature references and preclinical and clinical testing data. The FDA normally has 180 days to review a Pre-market Approval Application, during which time an independent advisory committee evaluates the Application and provide recommendations to the FDA. While the FDA has often responded to such Applications within the allotted time, there are many instance where the reviews have been more protracted, and a number of devices have never been cleared for marketing.

         Any products distributed by the Company pursuant to the above authorizations are subject to pervasive and continuing regulation by the FDA. All phases of the manufacturing and distribution process are governed by FDA regulation and each supplier of products to the Company must also have FDA-approved products. Products must be produced in registered establishments and be manufactured in accordance with "Good Manufacturing Practices." All such devices must be listed periodically with the FDA as well. Labeling and promotional activities are subject to scrutiny by the FDA and in certain instances by the Federal Trade Commission. The export of devices is also regulated in certain instances.

         The Mandatory Device Reporting ("MDR") regulation obligates the Company to provide information to the FDA on injuries alleged to have been associated with the use of a product or certain product failures which could cause injury. If due to FDA inspections, MDR reports or other information, the FDA believes that the Company is not in compliance with the law, the FDA can institute proceedings to detain or seize products, enjoin future violations, or asses civil and/or criminal penalties against the Company, its officers or employees. Any such action could disrupt the Company's operations for an undetermined time.

         In addition, numerous other federal and state agencies, such as environmental, hazard control, working conditions and other similar regulators have jurisdiction to take actions which could have a material adverse effect upon the Company's business.

         As discussed above, In January, 1992, OSHA issued comprehensive new federal regulations aimed at establishing new protective standards to minimize occupational exposure to various blood borne pathogens such Hepatitis and the HIV virus associated with AIDS. OSHA determined, after a four year study of the need for such regulations, that employees face a significant health risk as the result of occupational exposure to blood and other potentially infectious materials and concluded that this exposure can be minimized or eliminated using a combination of work practice controls, personal protective clothing and equipment, training and medical surveillance. Furthermore, there are 23 states with their own OSHA-approved occupational safety and health plans which must now adopt a comparable standard within six months or amend their existing standard if it not at least as effective as the federal standard. These new regulations are primarily aimed at the healthcare industry where, based upon published OSHA findings, between 2 and 2.5 Million workers are presently at risk of infection.

         From the Company's point of view, these new regulations, which make mandatory in the healthcare industry the use of protective apparel, such as the products manufactured by the Company, are expected to have materially favorable impact upon the Company's sales during the foreseeable future. Although no assurances can be given, based upon sales of the new OSHA-mandated products, management believes that the Company will continue to be a beneficiary of the increase in demand for products of this type for the foreseeable future. Management has begun development of new barrier gowns and similar protective apparel specifically designed to meet the requirements of the new OSHA regulations and has restructured its marketing plans to bring these new products to market.

Insurance

         Due to the decrease in the number of insurance carriers willing to provide product liability insurance in the health care industry, product liability insurance availability has been significantly reduced and premiums have increased dramatically over recent years. At present, the Company maintains product liability insurance in the amount of $2,000,000. Although the Company intends to maintain such insurance coverage, there can be no assurance that the Company will be able to obtain insurance at reasonable premiums which it can afford in the future. The inability to continue such insurance could have a materially adverse effect upon the business, financial condition and future prospects of the Company. To date there have no product liability claims against the Company.


ITEM 2. DESCRIPTION OF PROPERTIES.

Facilities

         The Company's principal executive offices, manufacturing and warehouse facilities are located at 2005 Beechgrove Place, Utica, New York where it occupies 43,500 square feet of space located in a single cinder-block building. The property is leased from an unrelated party pursuant to an interim lease while the Company completes its financing efforts in contemplation of the purchase of the plant for a purchase price of $600,000. Also see Item 1. "Description of Business - Production Facilities" for additional information on the Company's plant facility.

         The Company also leases, with an option to purchase, the premises at 1208 Broad Street, Utica, New York pursuant to its lease with Anthony J. Liberatore, its President; although this building is not presently occupied by the Company and all operations have now been consolidated with its manufacturing plant at 2005 Beechgrove Place in Utica, New York. While the Company leases the premises from Mr. Liberatore, it has not paid any rent since July, 1995 and Mr. Liberatore has agreed that any payments made to him during fiscal 1995 will be applied against the purchase price of the building if the option to purchase is exercised. The Company's option price is $130,000, less the payments made in fiscal 1995, and Mr. Liberatore has agreed to accept Common Stock for the purchase price. See "Certain Relationships and Related Transactions" and "Executive Compensation."


ITEM 3. LEGAL PROCEEDINGS.

         The Company knows of no litigation pending, threatened or contemplated, or unsatisfied judgments against it, or any proceedings in which the Company is a party, except as set forth below. The Company also knows of no legal action pending or threatened or judgments entered against any officers or directors of the Company in their capacity as such, except for one pending suit brought in the Supreme Court of The State of New York, County of Oneida, against the Company and Anthony J. Liberatore by Edward Dyman, a former director of the Company. The suit was commenced on March 13, 1991 and alleges, in essence, that certain services were performed on behalf of the Company which were not properly compensated and seek money damages in the aggregate amount of approximately $1.1 Million. The plaintiff in this case has taken no action for more than two years. The Company has vigorously defended this suit, has interposed counterclaims against the plaintiff which seek money damages against Mr. Dyman in the sum of $5 Million in the aggregate. Based upon the opinion of Uscher, Quiat & Usher, special litigation counsel, this suit is subject to good and non-frivolous defenses and management expects to prevail in its defense of the suit and expect to prevail with respect to its counterclaim. No adverse impact upon the Company or its operations is expected to result from the suit.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the Company's stockholders during the fourth quarter ended May 31, 1996.

                                                      PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company sold an issue of Units consisting of Common Stock and Warrants in 1990. Trading in the Units commenced in September, 1990; however, the Company's Common Stock has traded separately from the Units since August 1991 and the last trading in the Units occurred on March 12, 1992. Trading in the Common Stock has been on a limited basis. The principal market on which the Company's securities are traded is the over-the-counter market in the "pink sheets." The following tables show for the periods indicated the range of high and low bid quotes for the Common Stock of the Company which were obtained from the National Quotation Bureau and are between dealers, do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions. There is no present trading market for the Company's Units or issued Warrants:

                            COMMON STOCK TRADING HISTORY

                                                   BID

                                              High        Low

         Quarter ended February 28, 1993    $2.375      $0.43
         Quarter ended May 31, 1993         $2.125      $0.68
         Quarter ended August 31, 1993      $1.25       $0.875
         Quarter ended November 30, 1993    $0.625      $0.50
         Quarter ended February 28, 1994    $0.4375     $0.25
         Quarter ended May 31, 1994         $0.25       $0.1875
         Quarter ended August 31, 1994      $0.3125     $0.0625
         Quarter ended November 30, 1994    $0.16       $0.0625
         Quarter ended February 28, 1995    $0.39        $0.35
         Quarter ended May 31, 1995         $0.57        $0.32
         Quarter ended August 31, 1995      $0.60        $0.58
         Quarter ended November 30, 1995    $0.46        $0.44
         Quarter ended February 28, 1996    $0.75        $0.60
         Quarter ended May 31, 1996         $0.36        $0.32
         Quarter ended August 31, 1996      $0.35        $0.34

     On October 9, 1996 the reported bid price for the Company's Common Stock was $0.36. The number of record holders of the Company's Common Stock on May 31, 1996 was 274. There currently are 12 market makers for the Company's securities
 .
         The Company has not paid any dividends, except for the Class C Warrants to be distributed to Shareholders upon completion of the pending S-1
Registration Statement. There are no plans to pay any cash dividends in the foreseeable future. The declaration and payment of dividends in the future, of which there can be no assur-ance, is determined by the Board of Directors based upon conditions then existing, including earnings, financial condition, capital requirements and other factors. There are no restrictions on the Company's ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

I. Financial Condition and Liquidity.

(a) Financial Condition.

Assets:

     In spite of declining revenues and profits in 1996, the Company's total assets at May 31, 1996 increased by approximately $296,091 compared to May 31, 1995.

         This increase is primarily attributable to capital received upon the exercise of certain options (i.e. approximately $215,000) and additions in 1996 to inventory and receivables, slight increases in prepaid expenses and more substantial increases in machinery and equipment, leasehold improvements, office equipment and vehicle acquisitions during the year.

         The increase in equipment result primarily from acquisitions by the Company of additional sewing equipment, office computer equipment and new automotive equipment. In anticipation of higher sales for the year, the Company also acquired additional inventory.

         Receivables were also higher during the 1996 fiscal year due to the fact that the Company eliminated the factoring of receivables during the last three months of the 1996 fiscal year. Ordinarily, during the operation of its factoring agreement, receivables would be sold to the factor and would not appear on the Company's books. As the amount factored decreased, the amount of receivables would proportionately increase.

         The Company also spent additional funds during 1996 on heating and air conditioning repairs to its plant in Utica, New York. Some of the increase in total assets was also helped by non-operating increases in offering expenses and an increase in the cash value of officer's insurance.

         The increases mentioned above were not offset by entries for lower amounts in the current portion of consulting agreements and prepayment of consulting agreements accounts which were reduced as the Company used such services during 1996.

         A comparison of certain significant tangible assets of the Company for the three fiscal years ended May 31, 1996 is as follows:


                    1996            1995            1994
                 ----------       ----------       ---------
 Cash            $    1,376      $    1,494      $   98,116
 Receivables        286,926         198,419         285,716
 Inventory          571,619         464,283         366,778
 Net Property
 & Equipment        293,147         224,885         214,779
                 -----------      ----------      ----------
         Total  $ 1,153,068      $  889,081      $  965,389


     This comparison shows an increase in basic net tangible assets for the year ended May 31, 1996. The table also indicates the effect of increased receivables at May 31, 1996 and shows the increases in Inventory and Net Property and Equipment for 1996. As stated above, the increase in receivables was primarily due to reducing the Company's dependence on factoring its receivables during 1996 while increases in inventory reflects additions to inventory in 1996 in anticipation of higher sales. Increases in Net Property and Equipment for 1996 arises from additional machinery and equipment purchases during 1996 made in anticipation of additional future sales of various new products. Cash is lower in 1996 and 1995 compared to 1994 because 1994 was a year when cash was reserved by the Company to finance a transitional period from the Company's dependence on bank financing until it entered into the previously mentioned factoring agreement; however, while assets were inflated by the amount of excess cash in 1994, liabilities in 1994 in the form of payables were comparatively greater in that year because of reserving cash, so the difference between 1994 and 1995 was not as great as may be assumed from the table. Management believes that the current trend toward increased assets reflects a healthier financial atmosphere and will enable the Company to now avoid the exceptionally high costs of its factoring agreement which affected profits significantly in 1996. The Company was greatly helped by the infusion of cash from the exercise of options, mentioned above, in eliminating its dependence on the factoring of its accounts. The Company has replaced this financing with a more reasonable receivables financing agreement which will substantially lower interest rates in 1997.

Liabilities:

         Both Long Term Debt and the Current Portion of Long Term Debt increased during 1996, reflecting the Company's purchases of machinery and equipment, office computer equipment and a truck.

         The Company's bank debt remained essentially the same in 1996 as compared to 1995; however, recently the Company negotiated a monthly payment arrangement with its bank and this indebtedness is being amortized at the rate of $2,107 per month and currently the balance is $78,132. In 1994, the Company's obligation to its bank was approximately $205,000.

         The Company eliminated its outstanding Other Notes in 1996 by issuing common stock, amounting to a difference of $47,450 when compared to 1995.

         Accounts Payable increased by approximately $87,821 in 1996 compared to 1995. As discussed above, this increase reflects the Company's reduction in 1996 in the factoring of its account receivable as funds were not as readily available to meet payables as they were when factoring was used. The Company also purchased raw materials in 1996 in anticipation of greater sales for the "Rigg" a new Company item and other new products.

         Liability for payroll taxes also increased in 1996 due to the fact that there were more employees in 1996 than in 1995.

         These additions to liabilities in 1996 account for the increase in Total Current Liabilities at May 31, 1996 of approximately $82,132 compared to 1995 ($614,775 in 1996 compared to $532,652 in 1995). Total Current Liabilities in 1994 were only $20,709 lower than Total Current Liabilities for 1996 (i.e. Total Current Liabilities in 1994 were $594,066). Current Liabilities were more than offset by Current Assets of $960,709.

         The Company's retained earnings deficit of $836,516 for fiscal 1996 (compared with $785,615 for 1995 and $789,695 for 1994) shows an increase of $50,901 over 1995 due to a net loss from operations in 1996. This loss compares with a profit of $4,080 in 1995. Management believes that the loss from operations was significantly influenced by its high costs of factoring its receivables. With the elimination of these costs in the current fiscal year and replacement with new, more conventional financing costs, profits from operations should improve during the current fiscal year. See "Results of Operations."

         Management believes that, overall, there has been improvement in the financial condition of the Company in fiscal 1996 when compared to 1995 and 1994. This improvement is evident from the increases in total assets, working capital and tangible assets in 1996. This growth would have been more impressive if the Company were not subject to the high cost of factoring its accounts during most of 1996, a problem that the Company has eliminated for the current fiscal year by replacing such financing with a new financing agreement at more reasonable rates.

         See "Results of Operations" for additional information. For information regarding liquidity, see Subparagraph (b) "Liquidity" below. For additional information relating to the financial condition of the Company, also see "Inflation" and "Trends Affecting Liquidity, Capital Resources and Operations."

(b) Liquidity.

         The Company had sufficient liquid assets to meet its obligations at the end of fiscal 1996. Working capital at May 31, 1996 was $345,934 compared to $310,960 in 1995 and $342,653 in 1994. The increase in working capital in 1996 when compared to 1995 occurred even though the Company had higher inventory purchases during 1996 and additional demands on cash during the period as the Company exited from its factoring arrangements.

         Principal short-term liabilities at May 31, 1996 were $477,688 in payables, short term note obligations of $97,932 and taxes due of $39,155 or a total of $614,775. Against this total, the Company had liquid current assets of $1,375 in cash, inventory of $571,619, receivables of $286,926 and an income tax refund of $1,740 for a total of $861,660.

         Although cash items were not large enough to defray all of the Company's payables on a timely basis, management believes that this condition was predictable because of its efforts to emerge from factoring receivables.

         Therefore, management believes that there have been no adverse changes in liquidity in 1996 when compared to 1995 and 1994.

         In combination, management believes that the Company will have adequate working capital and sufficient credit alternatives to fund the Company's operations during the next fiscal year, including support for its planned expansion of sales.

         The principal source of funds for the Company's operations during fiscal 1996 has been from operating revenues, capital from the exercise of options and proceeds from financing receivables, as reflected in the Company's financial statements.

II. Results of Operations.

         In fiscal 1996 the Company had net sales of $1,881,149 compared to $2,059,630 in 1995 and $1,827,534 for fiscal 1994. During 1996 the Company shifted part of its production to the manufacture of goods for private label (accounting for approximately 25% of total revenues for 1996) involving sales which did not require the Company to supply materials; therefore, accounting for somewhat lower revenues. Since contracts for private label involved labor only they were also more profitable for the Company during this year.

         The Company previously worked on labor only contracts for private label medical and other apparel but the terms of such contracts did not allow for sufficient profits and the Company converted back into primarily manufacturing its own products.

         Under new agreements for manufacturing private label goods with two new principal customers, the Company will sustain sufficient profits to warrant a continuation of this work.

         In addition, certain of the Company's new products, introduced last year, such as operating gowns which decreased approximately $200,000 in sales in 1996, did not achieve the results expected during last year. However, orders for this product have increased during the current fiscal year and a substantial order has recently been placed with the Company for future delivery and the Company will continue sales of this item in its line.

         Also sales of the Company's "Rigg" (a sling designed to hold basketballs, soccer balls and baseballs, among other things, allowing free use of the hands and arms) a non-medical product offered for consumer use in 1995 is only beginning to be advertised and revenues from this item are also expected to contribute to overall sales during the current fiscal year.

         On July 1, 1996 (after the close of the fiscal year ended May 31, 1996) the Company raised its prices an average of 11% to 13% on all of its products. This increase has not affected the Company's customer relations and is expected to have a positive influence on revenues for the current fiscal year.

         The Company has also opened the United States Government as a customer in recent months for certain of its medical products. Since sales in the volume expected to the government will be new in fiscal 1997, anticipated increases in revenues should result from this source during the current fiscal year.

         The most significant source for increased revenues in 1997 will result from the Company's proposed acquisition of Protective Disposable Apparel, Inc. during the current fiscal year, a company whose sales are in the area of $2,000,000 a year in somewhat similar products now sold by the Company. See Item 1. "Descrip-tion of Business - Recent Developments."

         The Company is also renegotiating with an Australian company for manufacturing and distribution rights to a new type of car cover. This item was a principal target a few years ago, but negotiations were dropped when a claim for exclusive distribution rights for this item was made by a third party. This impediment has been cured and the Company believes that terms will be reached during the current fiscal year for the manufacture and sale of this item.

         The Company also has new orders for disposable wash cloths for the current fiscal year, all of which will, in the Company's opinion improve revenues for 1997.


         Therefore, while revenues declined in 1996 by approximately 8.67% when compared with 1995, it is management's opinion that improvement will result in revenues for 1997 from the foregoing items as well as through normal expansion of the Companies business in that year.

         Cost of Sales for 1996 decreased by $221,706 when compared to 1995, a change of approximately 14%, which is consistent with greater efficiency on some of the Company's labor only contracts. Cost of sales expressed as a percentage of net sales was 71.4% in 1996, 76% in 1995 and 91% in 1994. Gross Profits for 1996 were actually higher by $43,225 than gross profits for 1995 (i.e. $536,940 for 1996 and $493,715 for 1995) on declining revenues for 1996.

         This shows an increasing trend to more efficient operation by the Company from the Company's financial position in 1994.

         The increase of $127,039 in selling, general and administrative expense for 1996 when compared to 1995, an increase of approximately 28% over the previous year, clearly illustrates how the factoring of receivables was hurting profits in the last two years. This was the principal reason for the loss of $52,619 in income from operations in 1996. With this problem corrected in 1997 by replacing such financing, the Company should return to profitability during the current fiscal year. Selling, general and administrative expenses for 1996 were $589,559 compared to $462,520 in 1995 and $459,987 in 1994.

         The difference in net income (loss) for 1996 compared with 1995 has been discussed above and the causes of the loss in 1996 has been identified as primarily the result of higher factoring costs and to a lesser extent, reduction in anticipated sales of operating gowns and other products in 1996. As stated above, factoring receivables has been eliminated during 1996 and more normal costs of financing have replaced the factoring of accounts receivable at previous high rates.

         The Company's retail outlet store, previously opened to sell seasonal winter garments made of fleece as an ancillary operation again showed improvement for the year. The Company intends to continue expansion of this facility and to operate the store on a year round basis with products other than just winter wear, although significant annual revenues have not been made as yet.

         For information with respect to the possible effect of future trends on operations, see the discussion under the caption "Trends Affecting Liquidity, Capital Resources and Operations."


III.  Capital Resources.

         Property and equipment increased in 1996 by approximately $68,262 in 1996 compared to 1995 as mentioned above. The increase results from additional acquisitions of machinery and equipment, vehicular purchases and office computer additions.

         There were no material commitments for capital expenditures at the end of fiscal 1996. However, under an agreement for the lease of its new manufacturing facility, the Company has an option to purchase the property for an option price of $600,000. The Company has not yet made any determination whether or not it will exercise its option, which if exercised, will require separate financing. Because of the value of the building, management does not anticipate that a substantially large down payment would be required and monthly amortization charges should not substantially exceed rentals now being paid.

         The Company also does not presently anticipate the allocation of significant resources for machinery and equipment purchases. Any such commitments will be dependent on demand for the delivery of products under new or increased orders and will primarily be purchased in cooperation with New York State financing programs, leasing programs or bank financing without committing substantial cash assets. Future conditions, such as successful equity financing efforts, may change this position.

         Current conditions indicate, however, that some funds will be required for additional capital expenditures in the near future which coincides with management's sales expansion program; however, as explained above, financing for purchasing these resources will be obtained from sources which will not require a substantial outlay of cash and will be in proportion to its expansion program.

IV. Inflation.

         Management anticipates that inflation will not have a material effect on the Company's operations in the future. This is principally due to two factors. First, if orders increase due to inflation the Company presently has adequate manufacturing equipment and capacity to support not only its present level of operations but, with the addition of a second and, if needed, third, operating shift, to support a substantial increase in production of its present product lines. Second, although product pricing would be affected by inflation due to higher costs, management believes that public health and safety concerns would outweigh any negative impact of price increases and would not adversely affect the Com-pany's projected sales. Additionally, the hospital and health care markets have historically been best able to pass on increased costs which are typically paid by insurance coverage.

V.  Trends Affecting Liquidity, Capital Resources and Operations.

         A number of factors are expected to impact upon the Company's liquidity, capital resources and future operations. Included among these are (i) environmental concerns; (ii) economic factors generally affecting the health care industry; (iii) governmental regulation of the Company's products and (iv) the growing concern in many industries about controlling the spread of infectious disease.

         Some disposable products offered by the Company are made from plastic-based materials which have raised concern among environmental groups over their proper disposal. Although management believes that such concerns are, in many cases, valid, it is also believed that these concerns must be balanced with safety provided by these products against infectious diseases such as AIDS, hepatitis and others. This belief has recently been reinforced by the new, comprehensive safety regulations issued by the Occupational Safety and Health Administration (OSHA) which require extensive new measures to combat the spread of infection and disease in many industries which had not previously required such measures. Most importantly, from the point of view of the Company, are the requirements for protective apparel such as that manufactured by the Company. Management believes that the regulations, which are now fully implemented, will increase demand for the Company's products and significantly expand the Company's markets. Based upon recent increased orders, management believes that most significant among these new markets for its products will be the hospital looking to comply with the new OSHA regulations, emergency service industries, including police, fire and ambulance services, which routinely are exposed to unusually high risk of infectious diseases and physicians.

         Nevertheless, the requirements relating to proper disposal of plastic-based garments is still in question and the Company cannot predict the outcome of any future regulations relating to these matters. Any changes in manufacturing or disposal requirements could result in higher manufacturing costs and less profitability for the Company or, perhaps, complete elimination, which could have a substantially negative impact on liquidity and capital resources in the future.

         Management also believes that perhaps the most significant adverse impact upon its liquidity, capital resources and future operations may result from economic pressures to keep health care costs low. Spearheaded by health care insurers and now the federal government, the entire health care industry in the United States has come under increasing pressure and scrutiny to reduce unnecessary and wasteful costs. To meet the criticism in recent years over the higher cost of disposable products, the Company has introduced a line of limited reusable products. These products are designed to be washed and reused from between 25 and 100 times before being replaced. Management believes that such products will not only address the economic concerns but also the environmental issues by reducing the amount of products which are being discarded. However, as already mentioned, in situations where there is a high risk of spreading infection, management believes that the disposable products will continue to have strong appeal and demand in the marketplace.

         As new Company manufactured products, such as the "Rigg" and car covers are introduced, management believes that sales revenues will increase and, over the long term, will result in more stable sales and higher profit margins for the Company. A substantial increase in sales will also occur if the Company completes its proposed acquisition of Protective Disposable Apparell, Inc. See
Item 1. "Description of Business - Recent Developments." In addition, the existence of the Occupational Safety and Health Administration (OSHA) regulations are expected to continue to have a positive influence on the demand for the Company's products.

         In short, the above factors may each have a significant impact upon the Company's future operations. At present, management believes that safety concerns over the spread of infectious diseases such as AIDS and hepatitis will, at least for the foreseeable future, outweigh economic and environmental concerns. Consequently, management does not anticipate any adverse impact upon its future operations for the foreseeable future. Apart from these factors, management knows of no trends or demands that would adversely affect the financial condition of the Company.


ITEM 7.  FINANCIAL STATEMENTS.

         The response to this item is submitted as a separate section to this report (see Pages F-1 to F-17).


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT-ING AND FINANCIAL DISCLOSURE.

         There have been no changes in and no disagreements with accountants on accounting and financial disclosure.

                                                     PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The executive officers and directors of the Company and its wholly-owned subsidiary are as follows:

        NAME                     AGE               POSITION(S) HELD

ANTHONY J. LIBERATORE             52               President, Chief
                                                   Executive Officer,
                                                   Chairman of the Board

MICHAEL A. LIBERATORE             29               Vice President-Market-
                                                   ing, Assistant Secretary,
                                                   Treasurer and Director

GUSTAVE J. DeTRAGLIA              47               Secretary

WILLIAM F. MEOLA                  49               Director


         Profiles of the directors and officers of the Company are set forth below. All directors hold office until the next annual shareholders meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the Board may be filled by majority vote of the remaining directors. Officers of the Company serve at the will of the Board of Directors, subject to the terms of employment agreements as discussed below. There is no Executive Committee or other committee of the Board of Directors. Election to the Board of Directors is for a period of one year and elections are ordinarily held at the Company's Annual
Meeting of Shareholders. The Board of Directors has regular meetings once a year, after the Annual Meeting of Shareholders, for the purpose of electing the officers of the Company.

     There are at present three vacancies on the Board of Directors occasioned by the resignations of Messrs. R. Peter Sirbu, Benedict A. Girardi and Alfredo
A. Zennamo who were elected at the last Board of Director's meeting. Mr. Sirbu resigned to take a new executive position in Omaha, Nebraska and Mr. Girardi has perma- nently moved to Florida. Mr. Zennamo was on medical leave without pay for most of fiscal 1995. Following the fiscal year end, on September 12, 1995, Mr. Zennamo resigned as an officer and director of the Company. There were no disagreements with either Messrs. Sirbu, Girardi and Zennamo. The Board of Directors plans to fill at least one of the vacancies within the near future but has not yet determined the replacement candidate. The other vacancies will not be filled until the next annual Board of Director's meeting.
                                                        27

     Messrs. Anthony Liberatore and Alfredo A. Zennamo, a former officer and director, may be deemed "parents" and "organizers" of the Company as those terms are defined in the Rules and Regulations promulgated under the Securities Act of 1933, as amended. Anthony Liberatore and Michael A. Liberatore are father and son. Addition- ally, Alfredo Zennamo is the nephew of Anthony Liberatore. There are no other family relationships between officers and directors.

Profiles of Officers and Directors
     ANTHONY J. LIBERATORE, a co-founder of Health-Pak, Inc., a New York corporation, ("Health") the Company's wholly owned subsidiary, has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company since April 30, 1991. He has held the same positions with Health since its formation in April 1985. From May 1980 until formation of Health in 1985, Mr. Liberatore was employed as a senior procurement specialist by the Utica New York based North American Division of International Computers Ltd., a British corporation. From 1970 until 1980, Mr. Liberatore was general manager of Disposable Profiles/Spartan Healthcare Inc. ("Disposable"), also based in Utica New York, a wholly-owned subsidiary of the Palm Beach Company of Cincinnati, Ohio, which manufactured and marketed nonwoven disposable products for the medical market. In his capacity as general manager of Disposable, Mr. Liberatore was, among other responsibilities, charged with the development of that company's sterilized product line.

         MICHAEL A. LIBERATORE has been Vice President-Marketing, Assistant Secretary, Treasurer and a Director of the Company and Health, the Company's wholly owned subsidiary, since April 30, 1991. Prior thereto he served as Secretary and Assistant Treasurer of Health from January 1990, having originally joined Health in May 1987 as its Director of Sales and Marketing. From 1986 until joining Health, Mr. Liberatore was employed as an assistant store manager by the Chicago Market, a department store chain. Mr. Liberatore is a graduate of Mohawk Valley Community College having received his Associates degree in Individual Studies in 1986.

     GUSTAVE J. DeTRAGLIA has been Secretary of the Company since April 30, 1991 and has served as Secretary of Health, the Company's wholly owned subsidiary, since 1987. Since 1974 Mr. Detraglia has been self-employed as an attorney at law in Utica, New York. Mr. Detraglia is duly licensed to practice law and has been a member of the bar of the state of New York since 1974. He received his Bachelor of Science Degree from Wagner College in 1970 and his Juris Doctor Degree from Syracuse University, College of Law in 1973.

     WILLIAM F. MEOLA has been a Director of the Company since April 30, 1991 and has served as a Director of Health, the Company's wholly owned subsidiary, since May 1987. Since March,
                                                        28

1993, Mr. Meola has been employed as a registered representative with the Albany Savings Bank, Utica, New York. From September 1988 until March 1993 Mr. Meola was a self-employed financial consultant and also sales manager and a registered representative with the Prudential Insurance Company. From January to September 1988 Mr. Meola was employed as an Assistant Vice President and District Manager of the Dime Savings Bank of New York. From August 1982 until shortly before joining the Dime Savings Bank of New York, Mr. Meola was employed as Vice President of the SBU Insurance Agency of Utica New York. Prior thereto, from 1973 until 1982, Mr. Meola held various positions within the insurance and financial planning industry, owning and operating his own insurance agency from 1980 until its sale in 1982. Mr. Meola is a graduate of Utica College of Syracuse University, having received his Bachelor of Science Degree in Biology.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth information relating to the remuneration received by officers and directors of the Company. At present, directors are not compensated for their services as directors, except for the reimbursement of any out-of-pocket expenses incurred in the performance of their duties. All information set forth herein relates to Health, the Company's wholly owned subsidiary.

         During the periods ended May 31, 1995 and May 31, 1996, the following remuneration was paid to the officers and directors of the Company:

                           Annual
                           Compensa-            Long Term        All Other
Name and                   tion;                Compensa-        Compensa-
Position        Year       Salary       Bonus   tion              tion(1)

Anthony         1996     $ 51,900       None      None           $10,460
Libera-         1995     $ 47,431       None      None           $24,061
tore;                                                            (2)
0Presi-
dent

Michael         1996     $ 33,673       None      None            $1,261
Libera-         1995     $ 29,446       None      None            $1,261
tore;
Vice Pre-
sident


==============================================================================
(1) Includes the value of health and life insurance paid for the benefit of the persons named herein.
(2) Includes amount paid to Anthony Liberatore for rent of building at 1208 Broad Street, Utica, New York in 1995.

     For additional information see "Certain Relationships and Related Transactions."

     The Company previously had employment agreements with Messrs. Anthony J. Liberatore, Michael A. Liberatore and Alfredo Zennamo which expired on June 1, 1994. None of the agreements were renewed and each of the foregoing officers continues to be employed at the will of the Board of Directors. Mr. Zennamo has since been on medical leave from the Company.

         The Company has no other employment contracts. There are also no retirement, pension or profit sharing plan in effect for any officers or directors.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth at October __, 1996 the stock ownership of each person known by the Company to be a beneficial owner of five per cent (5%) or more of the Company's Common Stock and by all officers and directors, individually and as a group:

                          Number        Percentage
                          of Shares         of
                          Owned(1)      Class(1)
     Name              ______________  ___________
Anthony J. Liberatore(2)  3,524,427      27.6%
Elizabeth Liberatore(3)     747,153       5.9%

Officers & Directors as
a group (4 persons)(2)    4,627,146      36.2%
----------------------------
(1)      Assumes a total number of shares outstanding of 12,774,539

(2) This number includes 1,840,667 shares of Common Stock held beneficially by Anthony J. Liberatore; 747,153 shares owned beneficially by Elizabeth Liberatore, wife of Anthony J. Liberatore; 200,000 shares owned beneficially by Mark Liberatore, son of Anthony J. Liberatore, who resides with Mr. and Mrs. Liberatore; and a total of 736,607 shares of Common Stock owned beneficially by two shareholders who have granted to Anthony J. Liberatore a voting trust agreement, permitting Mr. Liberatore to exercise voting rights over the shares. Anthony J. Liberatore disclaims any beneficial interest in any of the foregoing shares of Common Stock except those shares registered in his name. All of the shares of Common Stock reported herein under Mr. Liberatore's name have been integrated with his shares for computation of the share ownership of Officers and Directors as a group.

(3)  Elizabeth Liberatore is the wife of Anthony Liberatore,
President of the Company. Mrs. Liberatore's shares are integrated with shares reported as owned by Anthony J. Liberatore.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         1. During fiscal 1995, payments of $21,600 were made by the Company to Anthony J. Liberatore for rent due on the Company's former offices located at 1208 Broad Street, Utica, New York, which is presently owned by Mr. Liberatore. During the same period, Mr. Liberatore paid approximately $20,100 in taxes, insurance and interest with respect to the property leased to the Company. Approximately $10,000 has been amortized on the mortgage covering the property since the beginning of the mortgage. This rental compares with rentals for similar space in the area from non-affiliated persons.

         Since the Company moved all of its operations to a new plant facility at 2005 Beechgrove Place, Utica, New York, these premises have not been occupied by the Company but were held pursuant to a lease which expired in January, 1995. The Company and Mr. Liberatore later agreed that no further payments on the lease would be made after July, 1995, and that all payments made to him during fiscal 1995 and thereafter would be applied against the purchase price.

         In fiscal 1995, Mr. Liberatore granted the Company an option to purchase the building for a total price of $130,000, less all payments made in fiscal 1995 (i.e. $21,600) and any payments made thereafter, at such time as he is able to delivery title free and clear of existing mortgages. Mr. Liberatore also agreed to accept the Company's Common Stock in payment for the purchase price of the premises.

                                                      PART IV

ITEM     13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required to be filed pursuant to Item 601 of Regulation S-K:

     3. Certificate of Incorporation and By-Laws, with all Amendments thereto, filed previously as Exhibit 3 to Registrants S-1 registration statement under SEC file No. 33-43230 and incorporated herein by reference.

     4. Warrant Agreement, filed previously as Exhibit 10 to the Registrants initial registration statement on Form S-18 under SEC file No. 33-24483-NY and incorporated herein by reference.

     10(a). Lease Agreement between the Company and Anthony Liberatore for premises at 1208 Broad Street, Utica, New York, filed previously as
             Exhibit 10(c) to the Registrants S-1 registration statement under SEC file No. 33-43230 and incorporated herein by reference.

     10(b). Employment Agreement dated as of June 1, 1991 between the Company and Anthony Liberatore filed previously as Exhibit 10(d) to the Registrants S-1 registration statement under SEC file No. 33-43230 and incorporated herein by reference.

      10(c). Employment  Agreement  dated  as of June 1,  1991  between  the
             Company and Michael Liberatore filed previously as Exhibit 10(e) to the Registrants S-1 registration statement under SEC file No. 33-43230 and incorporated herein by reference.

      10(e). Letter of Intent between the Registrant and Consolidated Healthcare Corp., dated March 11, 1993, filed previously under Current Report on Form 8-K, dated March 17, 1993 under SEC file No. 33-24483-NY and incorporated herein by reference.

      10(f). Letter of Intent between the Registrant and Covers North America, Inc., dated July 20, 1993, filed previously under Current Report on Form 8-K, dated July 26, 1993 under SEC file
               No. 33-24483-NY and incorporated herein by reference.

      10(g). Contract for Purchase and Interim Lease between Registrant and the Utica Industrial Development Corporation for the lease and ultimate purchase of an office and manufacturing facility located at 2005 Beechgrove Place, Utica, New York, dated July 23, 1993, filed previously under Current Report on Form 8-K, dated
               July 27, 1993 under SEC file No. 33-24483-NY and incorporated herein by reference.

      10(h). Amendment to Lease Agreement between the Company and Anthony J. Liberatore dated March 1, 1995 relating to changes in the lease and option to purchase the premises located at 12008 Broad Street, Utica, New York. Filed as an Exhibit to Form 10-KSB for the Year ended May 31, 1995 and incorporated herein by refer ence.

       10(i). Agreement between the Company and Silver Lake Holdings Ltd. Inc. dated July 1, 1995 for the manufacture of the "Rigg." Filed as an Exhibit to Form 10-KSB for the year ended May 31, 1995 and incorporated herein by reference.

      10(j). Agreement between the Company and Russo Securities, Inc. dated December 28, 1994 for consulting services. Filed as an Exhibit to Form 10-KSB for the year ended May 31, 1995.

      10(k).   Agreement between the Company and Creative Media
               International, Inc. to provide consulting services dated March 10, 1995. Filed as an Exhibit to Form 10-KSB for the year ended May 31, 1995.

      11. Statement re computation of per share earnings, See "Financial Statements - Statement of Operations and
               Note 18."

      21. Subsidiaries of the Registrant. Filed as an Exhibit to Form 10-KSB for the year ended May 31, 1995 and incorporated herein by reference.

      23(a)  Consents of B. Bruce  Freitag,  Esq.,  and Zeller Weiss & Kahn,
            Certified Public Accountants,  filed previously as Exhibit 24(a) to the Registrants S-1 registration statement under SEC file No. 33-43230 and incorporated herein by reference.

      23(b).  Consent  of Usher  Quiat & Usher,  litigation  counsel  for the
              Registrant, filed previously as Exhibit 24(b) to the Registrants S-1 registration statement under SEC file No. 33-43230 and incorporated herein by refer ence.

    (b)  Form 8-K filings:

                  None filed during last quarter of the fiscal year.

                                                    SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HEALTH-PAK, INC.


Dated: October  23, 1996                        By: /s/Anthony J. Liberatore
                                                      -------------------------
                                                Anthony J. Liberatore
                                                President & Principal Executive
                                                Officer


Dated: October  23, 1996                        By: /s/Michael A. Liberatore
                                                      -------------------------
                                                Michael A. Liberatore,
                                                Vice President, Treasurer
                                                Principal Financial & Accounting
                                                Officer

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: October  23, 1996                     /s/Anthony J. Liberatore
                                               --------------------------
                                                Anthony J. Liberatore
                                                President & Principal Executive
                                                Officer


Dated: October  23, 1996                     /s/Michael A. Liberatore
                                               --------------------------
                                                Michael A. Liberatore,
                                                Vice President, Treasurer
                                                Ast. Secretary, Principal
                                                Financial & Accounting
                                                Officer


Dated: October  23, 1996                     /s/William F. Meola
                                                ---------------------
                                                William F. Meola
                                                Director


Dated: October  23, 1996                     /s/Gustave J. DeTraglia
                                               -------------------------
                                                Gustave J. DeTraglia
                                                Secretary

                          HEALTH-PAK, INC. AND SUBSIDIARY

                             YEAR ENDED MAY 31, 1996















                                 CONTENTS


                                                                   Page


Independent auditors' report                                        F-2


Consolidated financial statements:

  Balance sheet                                                     F-3

  Statement of income (loss)                                        F-4

  Statement of shareholders' equity                                 F-5

  Statement of cash flows                                           F-6

Notes to consolidated financial statements                       F-7 - F-17

                            INDEPENDENT AUDITORS' REPORT







Board of Directors
Health-Pak, Inc. and subsidiary
Utica, New York


     We have audited the accompanying consolidated balance sheet of Health-Pak, Inc. and Subsidiary as of May 31, 1996, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for the years ended May 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health-Pak, Inc. and Subsidiary as of May 31, 1996, and the results of its operations and its cash flows for the years ended May 31, 1996 and 1995 in conformity with generally accepted accounting principles.







September 4, 1996
Mountainside, New Jersey
                                                                          F-2

                            HEALTH-PAK, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization of the Company:

     The Company originally "Morgan Windsor Ltd," was incorporated in the state of Delaware on December 28, 1987 as a "blind pool". The only operations of the Company at that time were to structure a public offering of its securities. Thereafter the company began to search for a viable business opportunity.

    On May 15, 1989, the Registration Statement containing the Company's original prospectus was declared effective by the Securities and Exchange Commission. Pursuant to the original prospectus the Company was offering up to 4,000,000 units, at $.10 per unit, each consisting of one share of common stock, one Class A warrant and one Class B warrant. No securities were sold pursuant to original prospectus.

    The Company subsequently amended its public offering to consist of a minimum of 15,000 units to a maximum 50,000 units to be offered at $6.00 per unit. Each unit consists of six shares of common stock (.002 par value) and eighteen Class A redeemable common stock purchase warrants and twelve Class B redeemable common stock purchase warrants. On September 7, 1990, the Company sold 16,358 units receiving gross proceeds of 98,148. Between October and November of 1989 the Company repurchased an aggregate of 178,583 shares of the Company from nineteen stockholders for an aggregate price paid for these shares. As a result of the above
      transactions   as  of  April  30,  1991,  the  date  of  acquisition  of
      Health-Pak, Inc, the Company had outstanding shares of 387,648 to the public.

    On April 30, 1991, the Company acquired 100% of the issued and outstanding capital stock of Health-Pak, Inc. A New York corporation in exchange for 4,996,352 shares of which 4,756,077 shares were exchanged for 97.54% of the outstanding shares of Health-Pak, Inc. and 240,275 shares were retained to acquire the remaining outstanding shares of Health-Pak, Inc.

    Thereafter,   the  Company,   "Morgan  Windsor  Ltd"  changed  its  name to
     "Health-Pak,   Inc"  and  increased  its  authorized  capitalization  to
      20,000,000 shares.


2.  Nature of business:

    Health-Pak, Inc. is a manufacturer and distributor of dispos able paper products for use in serviced-related industries, primarily the medical and hospital industry. The Company sells to the east coast of the United States. There is no guarantee that this market will continue to develop since the incorporation of government intervention, economic conditions and other unforeseen situations may occur. This market is competitive with other companies with the major concentration of customers being in the New York State region.
                                                                           F-7

                        HEALTH-PAK, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Summary of significant accounting policies:

    Principles of consolidation:
        The acquisition of the Company's subsidiary on April 22, 1991 has been accounted for as a reverse purchase of the assets and liabilities of the Company by Morgan Windsor Ltd. Accordingly, the consolidated financial statements represent assets, liabilities and operations of Health-Pak, Inc. prior to April 30, 1991 and the combined assets, liabilities, and operations for the ensuing period. The financial statements reflect the purchase of the stock of Morgan Windsor Ltd. by Health-Pak, Inc., the value being the historical cost of the assets acquired. All significant intercompany profits and losses from transactions have been eliminated. Pursuant to the purchase the Company's 387,648 shares were issued to the public for $60,000.

    Revenue recognition:
        The Company maintains its books and records on the accrual basis of accounting, recognizing revenue when goods are shipped and expenses when they are incurred.

    Inventories:
        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method (FIFO).

    Property and equipment:
        Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight line method over the following useful lives:
                                                Years
        Machinery and equipment                  10
        Leasehold improvements              19 and 31-1/2
        Automotive equipment                      5
        Office equipment                         10

    Expenditures for major renewals and betterments that extend the useful lives
    of  the  property  and  equipment  are  capitalized.   Expenditures  for
    maintenance and repairs are charged to expense as incurred.

    Per share amounts:
        Net earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Fully diluted and primary earnings per common share are the same amounts for the period presented.

      Cash and cash equivalents:
      For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

                       HEALTH-PAK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  Summary of significant accounting policies (continued):

      Use of estimates:
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results differ from these estimates.

        Effect of recently issued accounting standards: The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impaired of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. "SFAS" No. 121 requires that Long- Lived Assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events indicated that the carrying amount of an asset may not be recoverable. The Company has no impaired assets at May 31, 1996.

        The Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation". The effective date of SFAS No. 123 is for fiscal years beginning after December 15, 1995, and established a method of accounting for stock compensation plans based on fair value. The Company does not believe that SFAS No. 123 will have an impact on its financial statements. The Company has not adopted SFAS No. 123 at May 31, 1996 and continues to use APB 25 which accounts for stock compensation at the intrinsic value.


4.  Inventories:

    Inventories consist of:
                                                May 31              May 31
                                                 1996                1995
        Raw materials                          $372,753            $227,582
        Finished goods                          198,866             236,701
                                               --------            --------
                                               $571,619            $464,283
                                               ========            ========

5.  Line of credit:

    The Company has at its disposal a line of credit at Marine Midland Bank. The note is due on demand and carries interest at prime + 1.5%. Inventory and accounts receivable are pledged as security. The note is also secured by the personal guarantees of Anthony Liberatore and Alfred Zennamo to the extent of $50,000 in total. As of May 31, 1996 and 1995 the balance due on the line of credit was $80,827.

                            HEALTH-PAK, INC. AND SUBSIDIARY

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.  Long-term debt:
                                            Rate    Amount       Maturity


    Note payable, Key Credit            (a)  12%   $ 3,793         May, 1998
    Note payable, Manifest Group        (b)  10%    14,372        July, 1999
    Note payable, H.E.P Leasing Co.     (c   10%     4,263    February, 1997
    Note payable, Waste Mgmt. of N.Y.   (d)  10%     7,763    November, 1998
    Note payable, Business Services, Co (e)  10%     3,576     January, 1998
                                                    -------
                                                    33,737


    Less current portion                            17,105
                                                    -------
                                                   $16,662



      (a) Note payable is collateralized by equipment with a cost of $5,690. The note is payable in installments of $223 per month, including interest.

      (b) Note payable is collateralized by equipment with a cost of $20,064. The note is payable in installments of $410 per month including interest.

      (c) Note payable is collateralized by equipment with a cost of $11,279. The note is payable in installments of $580 per month including interest.

      (d) Note payable is collateralized by equipment with a cost of $11,923. The note is payable in installments of $240 per month including interest.

      (e) Note payable is collateralized by equipment with a cost of $7,688. The note is payable in installments of $184 per month including interest.

      Maturities of long-term debt as of May 31, 1996 are as follows:

                   Year                     Amount

               May 31, 1997                $17,105
               May 31, 1998                 11,290
               May 31, 1999                  4,553
               May 31, 2000                    819
                                           ---------
                                           $33,767
                                           =======

                         HEALTH-PAK, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. Commitments:

      Commencing August 1, 1993, the Company entered into a lease agreement with the Utica Industrial Development Corporation for manufacturing and office space of approximately 43,500 square feet. The initial term of the lease was from August 1, 1993 to April 30, 1994 at a monthly rental of $7,500. The Company had an option to purchase the facility for $600,000 which expired on April 30, 1994. The purchase was not completed by April 30, 1994, and the lease was automatically extended for an additional three year period at the same terms and rental. Rent expense was $90,000 for the year ended May 31, 1996 and $75,000 for the year ended May 31, 1995.

      The following is a schedule of future minimum rental payments required under the above operating lease as of May 31, 1996:

                    Year                                  Amount
                May 31, 1997                              $82,500
                                                          -------
                                                          $82,500
                                                          =======

      Consultant contracts:

      The Company entered into a three year investment banking consulting agreement on December 31, 1994. The Company issued 1,000,000 shares of $.002 par common shares and used a discount valuation of $.002 per share. The consultant is to act as a placement agent for Health-Pak, Inc. on all private placements or secondary offerings. Services commenced as of April 1, 1995. The agreement is being amortized over thirty six months.

      In addition, the Company also issued 4,500,000 stock options at various exercised prices. As of May 31, 1996, 1,100,000 options have been exercised as follows:

            Number of options     Exercise price

              600,000                   .10
              200,000                   .25
              300,000                   .35
     The Company entered into a public relations consulting agreement on March 10, 1995. The agreement has a thirty month term and services commenced on June 11, 1995. The Company issued 1,750,000 shares of $.002 par common shares plus 17,242 shares per the original agreement that an additional 250,000 shares to be issued at a rate of 8,621 shares per month over the next twenty nine months. A valuation of $.02 per share was used. The Company withdrew from the consulting agreement in August and no other shares were issued. In addition, advances made to the Company and on the books as a notes payable, other, were reclassified as payment for common stock already issued.

                            HEALTH-PAK, INC. AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8. Income taxes:

      Effective  June 1,  1993,  the  Company  has  adopted  the  Statements  of
      Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes," which applies a balance sheet approach to income tax accounting. The new standard required the Company to reflect on its balance sheet the anticipated tax impact of future taxable income or deductions implicit in the balance sheet in the form of temporary differences. The Company has reflected certain future tax benefits on its balance sheet from the realization of the carryover of the current years net operating loss to anticipated future earnings. The cumulative effect as of June 1, 1993, the date of the adoption of SFAS No. 109, was immaterial. As permitted by SFAS No. 109, prior year's financial statements have not been restated.

      Deferred income taxes are a result of timing differences arising from depreciation reported for tax purposes in periods different than for book purposes.

      The components of income tax expense (benefit) at May 31, 1996 are:

         Provision for income taxes:

         Federal tax                                $     0
         State tax                                        0
         Deferred tax benefit                      ( 15,160)
                                                     -------


Total income tax benefit                           ($15,160)
                                                    ========

         Deferred tax benefit arising from:

         Net operating loss carryfoward            ($15,160)
                                                   ========


      Reconciliation of income tax benefit at statutory rate to income tax expenses at the Company's effective rate is as follows:

         Tax benefit at statutory rate             ($20,012)
         Surtax exemption                             9,712
         State income tax benefit, net
          of federal tax benefit                   (  4,860)
                                                   -  -----
         Income tax benefit                        ($15,160)
                                                   ========

                          HEALTH-PAK, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  Income taxes (continued):

      The components of deferred tax assets and liabilities are as follows:

                                                Assets           Liabilities

         Bad debt allowances                   $   500
         Depreciation                                                   $900
         Net operating loss carryfoward         83,515
                                                -------             ---------

          Total                                 84,015                  $900
                                                                        ====
          Deferred tax liability                   900
                                                -------
          Net deferred tax asset               $83,115
                                               ========

      The components of income tax expense (benefit) for May 31, 1995 are:

      A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate is as follows:

         Computed expense at expected statutory rates                 $1,734
         Surtax exemption                                            (   969)
         State tax                                                       255
                                                                      ------
         Income tax expense                                           $1,020
                                                                      ======


        The effective statutory rate for 1995 was 34% for federal tax purposes.

    As of May 31, 1995, the Company has available, for tax reporting purposes, net operating loss carryovers of approximately $394,000 which expire in 2009.



9.    Common stock purchase warrants:

      On May 26, 1989, Health-Pak, Inc. prior to the merger with
      Morgan Windsor Ltd on April 30, 1991, issued Health-Pak, Inc.
      warrants of which 120,795 of such warrants were exercised at a price of one warrant plus $.40 per common share. The Company received $48,318 and exchanged Health-Pak, Inc. shares for 344,991 shares of the Company. These shares were issued for warrants of Health-Pak, Inc. (New York) and not from warrants issued by Health-Pak, Inc. (formerly Morgan-Windsor Ltd).
                                                                           F-13

                        HEALTH-PAK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  Common stock purchase warrants (continued):

      On May 15, 1989, the Company completed its public offering in which 50,000 units were offered at $6.00 per unit. Each unit would consist of six shares of common stock ($.002 par value) and eighteen Class A redeemable common stock purchase warrants and twelve Class B redeemable common stock purchase warrants. Each Class A warrant entitles the holder to purchase one additional share of common stock at $.75 per share until June 30, 1992. Each Class B warrant entitles the holder to purchase one additional share of common stock at $2.00 per share until March 5, 1992. Outstanding were 294,444 Class A and 196,296 Class B redeemable common stock purchase warrants of the Company. As of the balance sheet date of May 31, 1996 both Class A and Class B warrants have expired as of December 31, 1994.


10.   Employment contracts:

      The Company has no employment contracts. Further, it has no retirement, pension or profit sharing plan covering its officers or directors.


11.   Deferred offering expense:

   Thevalue stated is the amount that has been paid by the Company for expenses incurred for the public offering of warrants. The deferred offering expenses on the issued or expired warrants have been deducted from the proceeds of the offering. The offering of the Class C warrants is expected to be completed in 1997. In the event the offering does not take effect, the deferred offering expenses will be charged to operating expenses.

   Alldeferred offering expense pertain to the Class C warrants which had not been issued as of the statement date.


12. Common stock shares outstanding:

    The following shares were issued and outstanding at these respective dates:

           May 31, 1996                                    13,972,039
                                                           ----------
           May 31, 1995                                    12,774,539
                                                           ----------

                          HEALTH-PAK, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.   Proceeds from private placement:

      In June 1991, the Board of Directors of the Company duly authorized the Company to undertake a private placement of up to 500,000 of the Company's shares at a price of $0.50 per share to accredited investors only, pursuant to the exemption provided in Regulation D of the Securities Act of 1933.

      As of June 15, 1992, the Board of Directors of the Company duly authorized the Company to undertake a private placement of up to 500,000 shares of preferred stock as of May 31, 1993. The Company sold 6,500 shares at $10 per share on a subscription basis. The preferred stock was never issued and was never authorized by the certificate of incorporation. The Company adopted a resolution to the effect that 500,000 shares of preferred stock be authorized convertible into fifteen shares of the common stock of the Company during the first year of its issue. No action was taken to issue the preferred stock since all the stockholders converted. The preferred stock was at $10 par value and 9% cumulative. As of May 31, 1995 all shareholders consented to convert their shares into common stock. The Company issued 97,500 shares of its common stock for 6,500 shares of subscribed for preferred stock during 1996. The proceeds to the Company amounted to $65,000.


14.   Subsequent events:

      On May 22, 1991, the Company resolved to authorize the issue of 1,984,680 as a new class of warrants, to be designated Class C redeemable common stock purchase warrants which shall be registered with the Securities and Exchange Commission and that, following completion of such registration process, said Class C warrants shall be distributed to all shareholders of the Company as of June 14, 1991 on the basis of one Class C warrant for every four shares of common stocks owned at such date.

      Each Class C warrant shall entitle the warrant holders to purchase one share of the Company's common stock at $.25 per share for a period of 90 days following the distribution date of said warrants, $.50 per share for the next 60 days and $1.25 per share for the final 30 days of the exercise period of Class C warrants. The Class C warrants shall be distributed within ten days following the effective date of the Company's registration statement. As of May 31, 1996 no new registration statement had been filed with the Security and Exchange Commission.

     On August 26, 1995, the Company's Board of Directors adopted a letter of intent to purchase a building from Mr. Anthony Liberatore in the amount of $130,000. All rental payments for the period June 1, 1994 to May 31, 1995, which totaled $21,600, are to be applied as a down payment, with the remaining balance to be paid by the issurance of the Company's common shares. The number of shares to be issued to Mr. Liberatore shall be determined by dividing the balance of the cash purchase price remaining after the credit due to the Company for rental payments by a par share price equal to 60% of the average "bid" price as quoted on the NASDAQ system for such shares during the period March 1 through March 15, 1995. As of May 31, 1996 no sale has taken place.
                                                                          F-15

                       HEALTH-PAK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14. Subsequent events (continued):

      On August 5, 1996, the Company signed a letter of intent to purchase the inventory, accounts receivable and equipment, less the accounts payable of the protective disposal apparel division of Scherer Healthcare Ltd. at September 30, 1996. Based on book value of acquiring assets of the financial statements, the consolidated assets do not exceed 10% of the combined assets acquired by the significant subsidiary test of Regulation S-X Rule 210.1-02 (w).

15. Related party transactions:

    Officers loans are unsecured and non-interest bearing. Officers have indicated that they will not be repaid in the current year.

16.   Subscription deposits payable:

      On April 5, 1993 the Company entered into an agreement with Investor Resources Services, Inc. for the purpose of concluding a private placement of up to 600,000 shares of the Company's common stock to a limited number of private investors. The agreement with Investor Resources Services, Inc. provides that those private investors have the right to subscribe for up to 600,000 shares of the Company's common stock at a purchase price of $.60 per share. The Company has agreed to include such shares of stock in its pending registration statement as filed with the Securities and Exchange Commission. As a condition to the performance or registration of the stock, if by June 24, 1993 the registration statement is not effective and the shares subscribed for by Investor Resources Services, Inc. are not eligible for sale to the public, the Company must provide the pledge of 166,666 shares of its common stock by such or its shareholders as may be necessary to guarantee to each subscriber of Investor Resources Services, Inc.

    Inconsideration of the shareholders lending their shares of common stock to the Company pursuant to the pledge agreement with Investor Resources Services, Inc. and their having lost their shares of common stock, the Company shall issue additional shares of common stock to the shareholders to replace the lost shares by foreclosure of Investor Resources Services, Inc. and in addition a 50% bonus as compensation for loosing their privilege of selling the shares now and as compensation for the loan.

     On July 7, 1993 the shares of the pledged stock were taken by Investor Resources Services, Inc. pursuant to the terms of the pledge agreement. On April 5, 1993 Investor Resources Services, Inc. subscribed for 166,666 shares of common stock for a total of $100,000. As of May 31, 1993 those shares had not been replaced to the guarantors who pledged those shares. The Company had recorded this $100,000 as a subscription deposit payable. The Company, on May 26, 1994, issued 249,999 shares of the Company's common stock to the guarantors

                     HEALTH-PAK, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








17.   Common stock purchase options:

      As of May 31, 1996 the unexercised options held by Silver Lake, Inc. are as follows:


        Amount of options           Exercise price             Expiration

                 400,000                 .35                September 30,1996
               1,000,000                 .75                October 31, 1998
               1,000,000                1.25                October 31, 1998
               1,000,000                2.00                October 31, 1998


18.     Earnings per share:

                                                 May 31, 1996      May 31, 1995
                                                    Primary          Primary

         Number of shares:
           Weighted average shares outstanding     13,085,785       10,812,712
           Incremental shares for outstanding
           stock options                            3,352,083
                                                   ----------
                                                   16,437,868        10,812,712
                                                   ==========         ==========


      Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding. Shares that would be outstanding assuming exercise of dilutive stock options , all of which are considered to be common stock equivalents. Fully diluted earnings per share are the same as primary earnings per share for May 31, 1996 and May 31, 1995.

                           HEALTH-PAK, INC. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEET - MAY 31, 1996




                    ASSETS                          LIABILITIES

Current assets:                     Current liabilities
 Cash           $     1,376            Current portion of long term debt 17,105
 Receivables, trade, net of           Notes payable, bank (Note 5)       80,827
 allowance of $2,000  286,926         Accounts payable                  477,688
 Inventory (Notes 3 & 4) 571,619      Payroll and sales tax payable and
 Income tax refund receivable,        accrued expenses                   39,155
                                                                         ------

   current                1,740
  Prepaid expenses       92,381
  Current portion of consulting
   agreement              6,667
                          -----

   Total current assets  960,709       Total current liabilities        614,775
                         -------                                        -------


Property and equipment (Notes 3 & 6):
   Machinery and equipment  293,783     Long-term debt, net of current
   Leasehold improvements    87,546             portion (Note 6)         16,662
                             ------                         -            ------

   Office equipment          71,638
   Automotive equipment      21,021
                             ------
                            473,988
   Less accumulated                      Commitments (Note 7)
   depreciation             180,841
                            -------
                            293,147
                            -------

Other assets:                             Shareholders' equity:
 Deposit on building (Note 14) 23,400     Preferred stock A, 9% cumulative
 Security deposits                241      convertible $10 par, 5,000,000 shares
 Prepaid consulting agreements, net          unauthorized and unissued (Note 13)
 of current portion (Note 7)    5,555      Common stock,.001 par value 2,000,000
 Deferred offering expenses
(Note 11                       225,419  shares authorized
 Deferred income taxes          83,115  Common stock, .002 par value 20,000,000
 Cash surrender value, officers'        shares authorized (Note 12)      27,943
  life insurance                16,139  Common stock purchase warrants:
 Officer's loan (Note 15)        1,150  Class A (Note 9)
                            ----------  Class B(Note 9)
                               355,019
                            ----------
                                      Additional paid in capital   (   836,516)

                                      Retained earnings (deficit)      977,438
                                                                       -------


                            $1,608,875                              $1,608,875
                            ===========                            ============
                                                                        F-3

                            HEALTH-PAK, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENT OF INCOME (LOSS)

                            YEARS ENDED MAY 31, 1996 AND 1995











                                            1996              1995
                                            ----              ----

Net sales                                $1,881,149         $2,059,630

Cost of sales                             1,344,209          1,565,915
                                         ----------         ----------

Gross profit                                536,940            493,715

Selling, general and administrative
 expenses (Note 14)                         589,559            462,520
                                          ----------         ----------

Income (loss) from operations           (    52,619)            31,195
                                          ----------          ----------

Other charges:
  Amortization                                                   8,765
  Interest expense                           13,442             17,330
                                           ----------         ----------
                                             13,442             26,095
                                           ----------         ----------

Income before income taxes              (    66,061)             5,100
                                          ----------          ----------

Income taxes expense (benefit) (Note 8)
  Current
  Deferred                              (    15,160)              1,020
                                          ----------          ----------

Net income (loss)                       ($   50,901)         $    4,080
                                          ==========           ==========

Net income (loss) per common share:

  Primary                               ($     0.01)           $    0.00
                                          ==========            ==========

  Fully diluted                               N/A                   N/A

Weighted average number of common shares outstanding (Note 18):

  Primary                                 16,437,868         10,812,712
                                          ==========         ==========

  Fully diluted                              N/A                N/A
                                          ===========        ===========












     See notes to consolidated financial statements.

                        HEALTH-PAK, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                       YEARS ENDED MAY 31, 1996 AND 1995








                                                           1996            1995
                                                           ----            ----
Operating activities:
  Net income (loss)                                    ($ 50,901)      $  4,080
  Adjustments to reconcile net income to cash provided by
   operating activities:
    Depreciation                                          51,233         24,872
    Amortization                                                          3,443
  Changes in operating assets and liabilities:
    Decrease (increase) in interest receivable                            9,599
    Decrease (increase) in accounts receivable         (  88,057)        87,297
    Decrease (increase) in inventory                   ( 107,336)     (  97,505)
    Decrease (increase) in income tax refund receivable    2,733          1,020
    Increase in prepaid expenses                       (   6,520)     (  58,792)
    Increase in accounts payable                          87,821         62,697
    Increase (decrease) in accrued expenses               26,544      (  30,553)
    Decrease in other assets                              12,514
                                                         --------     ---------

    Net cash provided from operating activities        (  71,969)         6,158
                                                        --------       --------

Investing activities:
  Source of cash:
    Decrease in note receivable                                          68,000
  Use of cash:
    Purchase of property and equipment                 ( 119,497)     (  34,978)
    Increase in other assets                                          (  17,100)
    Increase in deferred offering expenses             (  43,065)     (  28,936)
                                                         --------      --------

    Net cash used in investing activities              ( 162,562)     (  13,014)
                                                        --------       --------

Financing activities:
  Sources of cash:
    Increase in long-term debt                           29,863           5,690
    Increase in notes payable, other                                     47,450
    Proceeds from issuance of common stock              252,000
  Use of cash:
    Decrease in notes payable, bank                                   ( 124,173)
    Payment of long-term debt                                         (  18,733)
    Decrease in notes payable, other                  (  47,450)
                                                        --------      ---------

  Net cash provided from (used in) financing activities  234,413      (  89,766)
                                                        --------       --------

Net increase (decrease) in cash                        (     118)     (  96,622)

Cash, beginning of period                                   1,494        98,116
                                                         --------      --------

Cash, end of period                                     $  1,376       $  1,494
                                                        ========       ========

Supplemental  disclosures and cash flow  information:
 Cash paid during the year for:

    Interest                                            $ 13,442       $ 18,012
                                                        ========       ========
    Income taxes                                        $      0      $      0
                                                        ========       ========

Supplemental schedule of non-cash investing and financing activities:
   Issuance of common stock for director fees, past
    services and consulting contracts                $      0          $ 60,000
                                                        ========       ========





     See notes to consolidated financial statements.
                                                                 F-6