Form 10QSB
period 1996-08-31
HEALTH PAK INC
filed 1997-01-07
CIK 840823

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549





                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




                          Quarter Ended August 31, 1996

                       Commission File Number 33-24483-NY





                                HEALTH-PAK, INC.
             (Exact name of Registrant as specified in its Charter)



      Delaware                              11-2914841
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification Number)

1208 Broad Street, Utica, NY               13501
(Address of principal executive offices)   (Zip Code)

Same
(Former Address)                           (Zip Code)

                                                  (315) 724-8370
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number os Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at August 31, 1996

Common stock, $0.002 par value                            14,205,372

                                      INDEX



Part  I.  Financial information


           Item 1.      Condensed consolidated financial statements:

                            Balance sheets as of August 31, 1996 and
                            May 31, 1996                             F-2 - F-3

                            Statement of income for three months ended
                            August 31, 1996 and 1995                       F-4

                            Statement of cash flows for three months
                            ended August 31, 1996 and 1995                 F-5

                            Notes to condensed consolidated financial
                            statements                                   F-6-10



               Item 2.      Management's discussion and analysis of
                            financial condition



Part II.       Other information



Signatures

                         HEALTH-PAK, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED BALANCE SHEET - AUGUST 31, 1996 AND MAY 31, 1996












                                      ASSETS


                                              August 31,           May 31,
                                                 1996               1996
                                                 ----               ----
Current assets:
  Cash                                     $      618        $     1,376
  Receivables, trade, net of
   allowance of $2,000                        270,864            286,926
  Inventory (Notes 2 & 3)                     596,121            571,619
  Income tax refund receivable, current         1,740              1,740
  Prepaid expenses                             94,747             92,381
  Current portion of consulting agreement       6,667              6,667
                                             ----------         ----------

    Total current assets                      970,757            960,709
                                             ----------         ----------

Property and equipment (Note 2):
   Machinery and equipment                    299,178            293,783
   Leasehold improvements                      89,335             87,546
   Office equipment                            88,874             71,638
   Automotive equipment                        21,021             21,021
                                            ----------         ----------
                                              498,408            473,988
   Less accumulated depreciation              175,737            180,841
                                            ----------         ----------

                                              322,671            293,147
                                            ----------         ----------

Other assets:
  Investment in Silver Lake Holdings,
    Ltd. (Note 4)                             130,637
  Deposit on building (Note 14)                58,400             23,400
  Security deposits                               241                241
  Prepaid consulting agreements, net
   of current portion (Note 7)                  3,889              5,555
  Deferred offering expenses                  225,710            225,419
  Deferred income taxes (Note 8)               89,437             83,115
  Cash surrender value, officers'
   life insurance                              16,139             16,139
  Officer's loan (Note 15)                      1,150              1,150
                                             ----------         ----------

                                              525,603            355,019
                                             ----------         ----------

                                           $1,819,031         $1,608,875
                                           ==========         ==========








     See notes to condensed consolidated financial statements.

                         HEALTH-PAK, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED BALANCE SHEET - AUGUST 31, 1996 AND MAY 31, 1996







                                   LIABILITIES


                                                    August 31,        May 31,
                                                      1996             1996
                                                      ----             ----
Current liabilities:
 Current portion of long term debt (Note 6)     $   16,227        $    17,105
 Notes payable, bank (Note 5)                       78,132             80,827
 Accounts payable                                  510,336            477,688
 Payroll and sales tax payable and
  accrued expenses                                  46,182             39,155
                                                 ----------        -----------

 Total current liabilities                         650,877            614,775
                                                 ----------         ----------

Long-term debt, net of current
 portion (Note 5)                                   29,114             16,662
                                                 ----------         ----------

Commitments (Note 7)

Shareholders' equity:
Preferred stock A, 9% cumulative convertible
Common stock, .001 par value 2,000,000
 shares authorized
Common stock, .002 par value 20,000,000
 shares authorized                                  28,543             27,943
Common stock purchase warrants:
  Class A (Note 9) Class B (Note 9) Class C (Note 9)
Additional paid in capital                       1,956,811          1,786,011
Retained earnings                              (   846,314)       (   836,516)
                                                ----------         ----------

                                                 1,139,040            977,438
                                                ----------         ----------

                                                $1,819,031         $1,608,875
                                                ==========         ==========
















     See notes to condensed consolidated financial statements.
                                                                        F-3

                         HEALTH-PAK, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                   THREE MONTHS ENDED AUGUST 31, 1996 AND 1995











                                                      1996              1995
                                                      ----              ----

Net sales                                       $  398,078         $  435,565

Cost of sales                                      290,112            305,104
                                                 ----------         ----------

Gross profit                                       107,966            130,461

Selling, general and administrative
 expenses                                          106,650            110,803
                                                 ----------         ----------

Income from operations                               1,316             19,658
                                                 ----------         ----------

Other charges:
  Loss on investments                                5,763
  Interest expense                                   6,950              1,322
  Amortization                                       1,667              5,667
                                                  ----------         ----------
                                                    14,380              6,989
                                                  ----------         ----------

Income (loss) before income taxes              (    13,064)             12,669
                                                 ----------          ----------

Income taxes:
  Current                                      (     3,266)              2,535
                                                 ----------          ----------

Net income (loss)                              ($    9,798)         $   10,134
                                                 ==========          ==========

Earnings per common and dilutive common equivalent share:

  Primary                                       $     0.00          $     0.00
                                                 ==========          ==========

  Fully diluted                                 $     0.00          $     0.00
                                                 ==========          ==========

Weighted average number of common shares and dilutive outstanding:

  Primary                                       14,088,706           13,104,797
                                                ==========           ==========

  Fully diluted                                 14,088,706           13,104,797
                                                ==========           ==========











     See notes to condensed consolidated financial statements.

                         HEALTH-PAK, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                   THREE MONTHS ENDED AUGUST 31, 1996 AND 1995








                                                               1996       1995
                                                               ----       ----
Operating activities:
  Net income (loss)                                        ($  9,798)  $ 10,134
  Adjustments to reconcile net income to cash provided by
   operating activities:
    Depreciation                                               9,440      8,334
    Amortization                                              10,246      5,667
    Loss on investment                                         5,763
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable                16,061  (  47,648)
    Increase in inventory                                  (  24,502) (  43,017)
    Decrease in income tax refund receivable                              1,805
    Increase in prepaid expenses and interest receivables  (   2,366) (   2,293)
    Increase in accounts payable                               9,525     44,811
    Increase in accrued expenses                               7,027      7,788
    (Increase) decrease in deferred income taxes           (   6,322)     2,535
                                                             --------  --------

    Net cash provided from (used in) operating activities     15,074  (  11,884)
                                                             --------   --------

Investing activities:
  Use of cash:
    Purchase of property and equipment                     (  24,420) (  25,703)
    Increase in other assets                               (     291) (     430)
                                                            --------   --------

    Net cash used in investing activities                  (  24,711) (  26,133)
                                                            --------    --------

Financing activities:
  Sources of cash:
    Proceeds from issuance of common stock                    35,000
    Increase in notes payable, other                                     20,000
    Proceeds from loan                                        17,236     20,064
  Use of cash:
    Payment of notes payable                               (   2,695) (     700)
    Payment of current portion of long-term debt           (     878)
    Payment of long-term debt                              (   4,784) (     885)
    Payment of deferred offering expenses                  (  35,000) (   1,800)
                                                             --------   --------

    Net cash provided from financing activities                8,879     36,679
                                                             --------   --------

Net decrease in cash                                       (     758) (   1,338)

Cash, beginning of period                                      1,376      1,494
                                                             --------  --------

Cash, end of period                                         $    618   $    156
                                                             ========  ========

Supplemental  disclosures and cash flow  information:
 Cash paid during the year for:

    Interest                                                $  6,950   $  1,322
                                                             ========  ========
    Income taxes                                            $      0   $      0
                                                             ========  ========

Supplemental schedule of non-cash investing and financing activities:
   Issuance of common stock for equity interest
    in Silver Lake Holding, Ltd.                             $136,400  $      0
                                                             ========  ========







     See notes to condensed consolidated financial statements.
                                                                            F-5

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       THREE MONTHS ENDED AUGUST 31, 1996
                                   (Unaudited)




     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended May 31, 1996.



1.  Nature of business:

     Health-Pak, Inc. is a manufacturer and distributor of disposable paper products for use in serviced-related industries, primarily the medical and hospital industry.


2.  Summary of significant accounting policies:

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

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       THREE MONTHS ENDED AUGUST 31, 1996
                                   (Unaudited)






2.  Summary of significant accounting policies (continued):

    Expenditures for major renewals and betterments that extend the useful lives
        of  the  property  and  equipment  are  capitalized.   Expenditures  for
        maintenance and repairs are charged to expense as incurred.

    Investment in Silver Lake:
        The Company owns 10% of the stock of Silver Lake and carries its investment in the equity method of accounting.

    Per share amounts:
        Net earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Fully diluted and primary earnings per common share are the same amounts for the period presented.


3.  Inventories:

    Inventories consist of:
                                         August 31, 1996          May 31, 1996
                                         ---------------          ------------

        Raw materials                     $375,556                  $372,753
        Finished goods                     220,565                   198,866
                                          --------                  --------

                                          $596,121                  $571,619
                                          ========                  ========


4.  Investment:

   The Company purchased a 10% equity interest in Silver Lake Corporation in exchange for its own common stock valued at $.682 per share.


5.  Notes payable, bank:

    The Company has its disposal a line of credit at Marine  Midland  Bank.  The note is due on demand and carries interest at prime + 1.5%. Inventory and accounts receivable are pledged as security. The note is also secured by the personal guarantees of Anthony Liberatore and Alfred Zennamo to the extent of $50,000 in total. As of August 31, 1996 the balance due on the line of credit was $78,132.

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       THREE MONTHS ENDED AUGUST 31, 1996
                                   (Unaudited)






6.  Long-term debt:
                                                Rate    Amount     Maturity

      Note payable, Key Credit             (a)   12%  $ 3,266        May, 1998
      Note payable, Manifest Group         (b)   10%   23,124       July, 1999
      Note payable, H.E.P Leasing Co.      (c)   10%    2,571   February, 1997
      Note payable, Waste Mgmt. of N.Y.    (d)   10%    7,220   November, 1998
      Note payable, Business Services, Co. (e)   10%    2,819    January, 1998
      Note payable, Resource Capital Corp. (f)   10%    6,341      March, 2000
                                                       -------
                                                       45,341
      Less current portion                             16,227
                                                       ------

                                                      $29,114
                                                      =======



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

      (f) Note payable is collateralized by equipment with a cost of $6,796. The note is payable in installments of $170 per month including interest.


      Maturities of long-term debt as of August 31, 1996 are as follows:

                            Year                                     Amount

                     August 31, 1997                                $16,227
                     August 31, 1998                                 12,952
                     August 31, 1999                                  9,286
                     August 31, 2000                                  6,876
                                                                    -------

                                                                    $45,341

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       THREE MONTHS ENDED AUGUST 31, 1996
                                   (Unaudited)








7.  Commitments:

    Commencing August 1, 1993, the Company entered into a lease agreement with the Utica Industrial Development Corporation for manufacturing and office space of approximately 43,500 square feet. The term of this lease was from August 1, 1993 to April 30, 1994 at a monthly $7,500. The Company had an option to purchase the facility for $600,000 which expired on April 30, 1994. The lease was automatically extended for an additional three year period for $9,500, with payments beginning in August, 1995.

    Rentcharged to August 31,  1996 and May 31,  1996 was  $28,500  and  $99,000
        respectively.

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

    In addition, the Company also issued 4,500,000 stock options at various exercised prices. As of August 31, 1996, 1,100,000 options have been exercised as follows:


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

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       THREE MONTHS ENDED AUGUST 31, 1996
                                   (Unaudited)






8.  Income taxes:

    The components of income tax expense (benefit) for August 31, 1996 and 1995:

    A reconciliation of income tax expense (benefit) at the statutory rate to income tax expense (benefit) at the Company's effective rate is as follows:
                                                       August 31      August 31
                                                         1996           1995

         Computed (benefit) expense at expected
           statutory rates                            ($4,536)         $3,775
         Surtax exemption                               2,000         ( 1,900)
         State tax expense (benefit)                  (   730)            660
                                                       ------           ------

         Income tax expense (benefit)                 ($3,266)         $2,535
                                                       ======          ======


    The effective statutory rate for 1996 was 34% for federal tax purposes.

    As of May 31, 1996, the Company has available, for tax reporting purposes, net operating loss carryovers of approximately $394,000 which expire in 2009.

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

    Deferred income taxes are a result of timing differences arising from depreciation reported for tax purposes in periods different than for tax purposes.


9.  Related party transactions:

    Officers loans are unsecured and non-interest bearing. Officers have indicated that they will not be repaid in the current year.

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


I. Financial Condition and Liquidity.

(a) Financial Condition.

At August 31, 1996, the end of the first quarter of fiscal 1997, total assets increased by $210,156 from May 31, 1996, the end of fiscal 1996, to $1,819,031, as compared with $1,413,996 at the end of the first quarter of fiscal 1995. The principal reasons for this improvement were (i) an increase of $24,502 in inventory during the period; (ii); an increase of $29,524 in machinery and equipment; (iii) an increase of $35,000 in building deposits; (iv) an increase of $6,322 in deferred income taxes and (v) the Company's investment in Silver Lake Holdings, Ltd. These increases in the aggregate were offset in part by (i) a decrease of $16,062 in trade accounts receivable; (ii) a reduction in prepaid consulting agreements of $1,666; and (iii) a decrease of $698 in cash. Other changes to the composition of total assets were insignificant during the first three months of fiscal 1997. None of these results reflect the recently concluded acquisition made by the Company of the assets and business of the Protective Disposable Apparel Division of Scherer Healthcare, Ltd. ("PDA").

Of the foregoing changes in the composition of the Company's assets, the investment in Silver Lake Holdings, Ltd. ("Silver") represents the only new item of significance. As previously reported in the Company's Annual Report on Form 10-KSB, Silver holds an exclusive worldwide license for the manufacture and distribution of a new sports-related product known as "The Rigg." The Company has been granted an exclusive manufacturing license from Silver for the production of The Rigg. As part of the granting of this license, the Company purchased a 10% equity interest in Silver in exchange for shares of the Company's common stock valued by the parties in the exchange at $0.682 per share or a total of $136,400.

The increase in inventory during the first quarter of fiscal 1997 was reflective of the Company's seasonal production and shipment of its line of fleece sportswear products. In addition, the relatively stable level of trade receivables at approximately the same level as experienced at the end of fiscal 1996 also reflects the fact that the Company is not financing as many receivables in this quarter and coincides with the Company's recent reductions in its financing of receivables in order to reduce its financing costs which have been a major cost factor since fiscal 1995.

Property and equipment for the first three months increased slightly due to additional purchases of new office equipment, including purchases to further enhance the Company's new computer system installed in fiscal 1996, and did not have a significant effect on the Company's financial condition in the first three months of fiscal 1997.

The overall increase in total assets experienced by the Company during the first quarter of fiscal 1997 amounted to approximately 11% and is primarily attributable to the factors described above. Management believes that this process will continue to improve during the balance of fiscal 1997 primarily because of the corrective measures previously taken to improve sales and reduce cost factors and also due to the completion of the Company's acquisition of certain assets, including inventory and customer lists of PDA following the end of the first quarter of fiscal 1997.

However,   the  full  impact  of  this   acquisition,   which  resulted  in  the
establishment of a 65% owned subsidiary limited liability corporation, Protective Disposable Apparel Company, LLC., which, in essence, plans to continue the former operations of the Scherer Division, are not expected to be realized until the third quarter of fiscal 1997.

With respect to the Company's total liabilities, increases occurred in accounts payable and in other accrued liabilities, when compared to the year end. The $32,648 increase in accounts payable for the current quarter (or about 6.8% when compared to May 31, 1996) is consistent with an increase in inventory acquisition during the first three months ended August 31, 1996, as stated above. The Company also generated a slight decrease in both current portion of long term debt and notes payable to banks at August 31, 1996 when compared to the end of fiscal 1996. Long-term debt, net of current portion, increased to $29,114, $12,452 above fiscal year end.

The Company recently replaced its receivables financing program, which had been in place since fiscal 1994, with a new, long term asset financing program and other credit facilities which management expects will substantially reduce the costs which had been incurred with its previous receivables financing program.

It should be noted that the retained earnings deficit increased slightly during the first quarter of fiscal 1997 when compared to the 1995 year end period, reflecting slightly lower than expected revenues during this period. This is also a reversal of the slight improvement of $10,134 in retained earnings deficit experienced during the first quarter of fiscal 1996. A part of this slight decrease is attributable to marketing delays experienced by Silver in connection with the new sports-related item, The Rigg, which resulted in lower than expected production of this product by the Company. This situation has served to highlight the fact that, despite management's belief in the long term potential for this new product, it is still too early to project the level of revenues or profits, if any, which can be expected as the marketing efforts for this product are only in their early stages. in addition, it must be remembered that the first quarter figures do not reflect the Company's recent acquisition of PDA which management expects will be profitable by the end of the second quarter, although the full impact of this acquisition is not expected to be reflected until at least the third quarter of fiscal 1997.

Except for differences discussed above, the composition of assets remained substantially the same during the first three months of fiscal 1997. While there were changes in the components of assets and liabilities for the first three months of fiscal 1997 when compared with the year ended May 31, 1996 and the first quarter of fiscal 1996, as indicated above, management believes that all of these changes, except for the investment in Silver, were reflective of its previous corrective action and of its replacement of its receivables financing program with a coordinated financing and credit program.

For information regarding liquidity, see Subparagraph (b) "Liquidity" below. For additional information relating to the financial condition of the Company, also see "Inflation" and "Trends Affecting Liquidity, Capital Resources and Operations."

(b) Liquidity.

Working capital decreased slightly at August 31, 1996 to approximately $319,880 compared to $345,934 at the end of fiscal 1996 but remained well above the $246,223 which existed at August 31, 1995. This slight decrease in working capital during this quarter resulted from increased expenses which occurred during the period, the high cost of financing receivables and accelerated inventory purchases.

Principal current debt at August 31, 1996 was $510,336 in trade payables, short term bank obligations of $78,132, $16,227 in the current portion of long term debt and $46,182 in other accrued liabilities or a total of $650,877 (compared with $614,775 at May 31, 1996 and $609,471 at August 31, 1995). Against this total, the Company had cash assets of only $618, inventory of $596,121, receivables of $270,864, an income tax refund receivable of $1,740 and various prepaid items aggregating $101,414 for a total of $970,757 (compared with $960,709 at May 31, 1996). Although there was adequate liquidity at the end of the first three months of fiscal 1997 in terms of total assets, because of the continued reduced cash position, the Company's ability to pay its short term accounts payable was diminished.

In combination, management believes that the Company will have adequate working capital and sufficient credit alternatives to fund the Company's operations during the balance of fiscal 1997, including support for its planned expansion of sales and including the needs of its Protective Disposable Apparel Division which was established at the end of October, 1996 following the Company's acquisition of certain assets from Scherer Healthcare Ltd., as discussed above.

As previously reported in the Company's annual report on Form 10-KSB, the principal source of funds for the Company's operations to date have been invested capital and operating revenues, as reflected in the Company's financial statements. This continues to be true as of the date of this report.

II. Results of Operations.

Net sales for the first three months of fiscal 1997, ended August 31, 1996, totalled $398,078 and were only slightly lower (by $37,487 or 8.6%) than the comparative period in fiscal 1996. Despite this decrease, which management attributes to the Company's seasonal gearing up for its fleece sportswear sales, which is principally manufactured in summer and early fall but not shipped until late fall and early winter, and the disappointing sales during this period for the new sports related item, The Rigg, discussed above, management believes that operating results demonstrates that the corrective measures taken since the last quarter of fiscal 1994 continue to show improvement. However, during the first three months of fiscal 1997, the cost of sales expressed as a percentage of net sales increased to 72.9%, as compared to 70% for the same period in fiscal 1996, although this continued well below the 71.5% for all of fiscal 1996 and 76% for all of fiscal 1995 (and down dramatically from 91% for all of fiscal 1994).

Based on the previous results of the Company's retail outlet store, the Company continues to ex pand the product lines being offered in the store with the expectation that the store will continue the trend experienced in fiscal 1995 and 1996 and make an even greater contribution to net sales in fiscal 1997.

During  the  first  three   months  of  fiscal   1997,   Selling,   General  and
Administrative expenses showed a slight decrease to $106,650, compared to $110,803 for the same period last year. This represents 26.8% of gross revenues, as compared to 25.4% for the same period in fiscal 1996 and 21.9% during the same period in fiscal 1995. Management expects that this ratio will correct during the balance of fiscal 1997 and remain at approximately the levels experienced during fiscal 1996. At present, management is not able to predict the impact upon this ration of the Company's new financing and credit facility program which has substantially reduced its dependence upon its previous receivables financing program.

For information with respect to the possible effect of future trends on operations, see the discussion under the caption "Trends Affecting Liquidity, Capital Resources and Operations."

III.  Capital Resources.

There were no material changes in property and equipment during the first three months of fiscal 1997, ended August 31, 1996, except for the addition of some new office equipment.

There were no material commitments for capital expenditures at the end of the first three months of fiscal 1997. However, under an agreement for the lease of its manufacturing facility, the Company has an option to purchase the property for an option price of $600,000. The Company has not yet made any determination whether or not it will exercise its option, which if exercised, will require separate financing. Because of the value of the building, management does not anticipate that a substantially large down payment would be required and monthly amortization charges should not substantially exceed rentals now being paid.

The Company also does not presently anticipate the allocation of significant resources for machinery and equipment purchases. Any such commitments will be dependent on demand for the delivery of products under new or increased orders and will primarily be purchased in cooperation with New York State financing programs, leasing programs or bank financing without committing substantial cash assets. Future conditions, such as successful equity financing efforts, including its proposed warrant offering, may change this position.

Current conditions indicate, however, that some funds will be required for additional capital expenditures in the near future which coincides with management's sales expansion program; however, as explained above, financing for purchasing these resources will be obtained from sources which will not require a substantial outlay of cash and will be in proportion to its expansion program.

IV.  Inflation.

Management anticipates that inflation will not have a material effect on the Company's operations in the future. This is principally due to two factors. First, if orders increase due to inflation the Company presently has adequate manufacturing equipment and capacity to support not only its present level of operations but, with the addition of a second and, if needed, third, operating shift, to support a substantial increase in production of its present product lines. Second, although product pricing would be affected by inflation due to higher costs, management believes that public health and safety concerns would outweigh any negative impact of price increases and would not adversely affect the Company's projected sales. Additionally, the hospital and health care markets have historically been best able to pass on increased costs typically paid by insurance coverage.

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

Many disposable products offered by the Company are made from plastic-based materials which have raised concern among environmental groups over their proper disposal. Although management believes that such concerns are, in many cases, valid, it is also believed that these concerns must be balanced with safety provided by these products against infectious diseases such as AIDS, hepatitis and others. This belief has recently been reinforced by the new, comprehensive safety regulations issued by the Occupational Safety and Health Administration
(OSHA) which require extensive new measures to combat the spread of infection and disease in many industries which had not previously required such measures. Most importantly, from the point of view of the Company, are the new requirements for protective apparel such as that manufactured by the Company. Management believes that these new regulations, which are now fully implemented, will increase demand for the Company's products and significantly expand the Company's markets. Management believes that most significant among these new markets for its products will be the hospital looking to comply with the new OSHA regulations, emergency service industries, including police, fire and ambulance services, which routinely are exposed to unusually high risk of infectious diseases and physicians.

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

Management also believes that perhaps the most significant adverse impact upon its liquidity, capital resources and future operations may result from economic pressures to keep health care costs low. Spearheaded by health care insurers and now the federal government, the entire health care industry in the United States has come under increasing pressure and scrutiny to reduce un necessary and wasteful costs. To meet the criticism in recent years over the higher cost of disposable products, the Company has introduced a line of limited reusable products. These products are designed to be washed and reused from between 25 and 100 times before being replaced. Management believes that such products will not only address the economic concerns but also the environmental issues by reducing the amount of products which are being discarded. However, as already mentioned, in situations where there is a high risk of spreading infection, management believes that the disposable products which are the mainstay of its business will continue to have strong appeal and demand in the marketplace.

In the interests of higher profitability, management continues to de-emphasize the sale of third party products while concentrating upon the sale of Company manufactured products. Also, as new Company manufactured products, such as the line of limited reusable products, are introduced, management believes that sales revenues will increase and, over the long term, will result in more stable sales and higher profit margins for the Company. In addition, the existence of the Occupational Safety and Health Administration (OSHA) regulations are expected to have a positive influence on the demand for the Company's products.

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


Part II.  OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

                  None.

                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  December 29, 1996


                                                         HEALTH-PAK, INC.




                                                 By:  /s/ Anthony  Liberatore
                                                     Anthony Liberatore,
                                    President