Form 10QSB
period 1996-11-30
HEALTH PAK INC
filed 1997-03-25
CIK 840823

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549





                                     FORM  10-QSB

                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934




                             Quarter Ended November 30, 1996

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


Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at November 30, 1996

Common stock, $0.002 par value                            15,888,556

                                                       INDEX



Part  I.       Financial information


               Item 1.   Condensed consolidated financial statements:

                         Balance sheets as of November 30, 1996 and
                         May 31, 1996                                      F-2

                         Statement of income for six and three months ended
                         November 30, 1996 and 1995                        F-3

                         Statement of cash flows for six months
                         ended November 30, 1996 and 1995                  F-4

                         Notes to condensed consolidated financial
                         statements                                      F-5-10



               Item 2.   Management's discussion and analysis of
                         financial condition



Part II.       Other information



Signatures

                           HEALTH-PAK, INC. AND SUBSIDIARY

   CONDENSED CONSOLIDATED BALANCE SHEET - NOVEMBER 30, 1996 AND AUGUST 31, 1996


                                    ASSETS                                                                       LIABILITIES



                                    November 30,         May 31,                                            November 30,     May 31,
                                       1996               1996                                                  1996           1996
                                       ----               ----                                                 ----           ----
Current assets:                                                                 Current liabilities:
  Cash$                                51,876        $    1,376                  Current portion of long term debt $ 22,236  17,105
  Receivables, trade, net of                                                     Notes payable, bank (Note 5)       343,169  80,827
   allowance of $2,000                584,388           286,926                  Accounts payable                   736,532 477,688
  Inventory (Note 3)                1,044,259           571,619                  Payroll and sales tax payable and
  Income tax refund receivable,                                                        accrued expenses              31,461  39,155
                                                                                                                  ---------- ------
   current                              1,740             1,740
  Prepaid expenses                     77,713            92,381
  Current portion of consulting
   agreement                            6,667             6,667
                                     ----------        ----------

    Total current assets             1,766,643          960,709                  Total current liabilities     1,133,398    614,775
                                     ----------        ----------                                             ----------  ----------

Property and equipment (Note 2):
   Machinery and equipment             313,197          293,783                    Long-term debt, net of current
   Leasehold improvements               89,335           87,546                     portion (Note 6)              30,989     16,662
                                                                                                               ----------  ---------
   Office equipment                     89,485           71,638
   Automotive equipment                 21,021           21,021
                                      ----------      ----------
                                       513,038          473,988
   Less accumulated depreciation       185,231          180,841                    Commitments (Note 7)
                                      ----------      ----------

                                       327,807          293,147
                                       -------          -------
                                                                                  Minority interest in consolidated  18,890
                                                                                   subsidary
Other assets:
  Investments in affiliated Company     130,637                                  Shareholders' equity:
  Deposit on building                    21,600        23,400                     Common stock, .001 par value 2,000,000
  Deposits                                4,541           241                     Common stock, .002 par value 20,000,000
   of current portion (Note 7)            2,222         5,555                     shares authorized, 15,888,556 shares 31,776 27,943
  Deferred offering expenses            225,710       225,419                     issued and outstanding
  Deferred income taxes (Note 8)        102,187        83,115                     Common stock purchase warrants:
  Deferred loan fees and costs           28,618                                    Class A (Note 7)
  Cash surrender value, officers'                                                  Class B (Note 7)
   life insurance                        16,139        16,139                      Class C (Note 7)
  Officer's loan (Note 9)                 1,150         1,150                     Additional paid in capita  2,303,538     1,786,011
                                       ----------   ----------
                                                                                  Retained earnings (deficit)( 891,337)  (  836,516)
                                                                                                            ----------   ----------
                                        532,804       355,019
                                        -------       -------
                                                                                                             1,443,977      977,438


                                     $2,627,254     $1,608,875                                              $2,627,254   $1,608,875
                                     ==========      ==========                                            ==========    ==========




     See notes to condensed consolidated financial statements.
                                                                           F-2

                           HEALTH-PAK, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED STATEMENT OF INCOME

                SIX AND THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995





                           Six months ended                Three months ended
                             November 30,                      November 30,
                          1996        1995               1996           1995
                          ----         ----              ----           ----

Net sales             $1,133,283   $  995,492       $  512,997      $  559,927

Cost of sales            766,040      726,210          366,650         421,106
                      ----------    ----------       ----------      ----------

Gross profit             367,243      269,282          146,347         138,821

Selling, general and
administrative expenses  438,005      245,683          228,487         134,880
                      ----------    ----------      ----------       ----------

Income (loss) from
 operations         (    70,762)       23,599     (    82,140)           3,941
                      ----------    ----------      ----------       ----------

Other income (expense):
  Loss on investments in
   affiliated company (   5,763)       35,082
  Interest expense  (    18,260)  (     6,284)    (    11,309)    (     4,962)
  Amortization      (     3,333)  (    11,333)    (     1,666)    (     5,666)
                      ----------   ----------      ----------       ----------

                    (    27,356)  (    17,617)       ( 22,107)    (    10,628)
                      ----------   ----------       ----------      ----------

Income (loss) before
 income taxes       (    54,207)        5,982     (    60,033)    (     6,687)

Income taxes (benefit):
  Current           (    18,275)        1,230     (    15,009)    (     1,305)

Minority interest in
 income of subsidiary (  18,890)
                      ----------

Net income (loss)   ($   54,822)   $    4,752     ($   45,024)    ($    5,382)
                     ==========    ==========      ==========       ==========

Earnings per common and dilutive common equivalent share:

  Primary           $     0.00     $    0.00       $    0.00        $   0.00
                        =======        ======        =======           =======

  Fully diluted     $     0.00     $    0.00       $    0.00       $    0.00
                        =======        ======        =======           =======

Weighted average number of common shares and dilutive outstanding:

  Primary            14,930,298     13,104,797     15,013,011       13,104,797
                     ==========     ==========     ==========       ==========

  Fully diluted      14,930,298     13,104,797     15,013,011       13,104,797
                     ==========     ==========     ==========       ==========







     See notes to condensed consolidated financial statements.
                                                                          F-3

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                    SIX MONTHS ENDED NOVEMBER 30, 1996 AND 1995








                                                          1996            1995
                                                          ----            ----
Operating activities:
  Net income (loss)                                  ($ 54,822)       $  4,752
  Adjustments to reconcile net income to cash provided by
   operating activities:
    Depreciation                                        18,934          20,120
    Amortization                                         8,653          11,333
    Gain on investments in subsidiaries                 24,653
  Changes in operating assets and liabilities:
    Increase in accounts receivable                  ( 297,462)      (  12,547)
    Increase in inventory                            ( 472,640)      (  93,624)
    Increase in income tax refund receivable                         (     631)
    Increase in prepaid expenses and interest receivables( 5,196)    (   3,238)
    Increase in accounts payable                         258,844        93,915
    Increase (decrease) in accrued expenses            (   7,694)        6,131
    Increase in deferred income taxes                  (  19,071)
    Increase in deposits and loan fees                 (  31,118)
                                                        --------

    Net cash provided from (used in) operating
       activities                                      ( 576,919)      26,211
                                                        --------      --------

Investing activities:
  Use of cash:
    Purchase of property and equipment                 (  39,050)   (  40,721)
    Investment in subsidiaries                                      (  18,262)
                                                        --------      --------

    Net cash used in investing activities              (  39,050)   (  58,983)
                                                        --------     --------

Financing activities:
  Sources of cash:
    Proceeds from issuance of common stock               384,960
    Increase in long-term debt                            31,083      20,000
    Proceeds from notes payable, bank                    269,078      20,064
  Use of cash:
    Payment of notes payable, bank                     (   6,736)   (  1,750)
    Payment of current portion of long-term debt       (     967)
    Payment of long-term debt                          (  10,658)   (  3,286)
    Payment of deferred offering expenses              (     291)   (  1,800)
                                                         --------    --------

    Net cash provided from financing activities          666,469      33,228
                                                        --------      --------

Net increase in cash                                      50,500         456

Cash, beginning of period                                  1,376       1,494
                                                        --------      --------

Cash, end of period                                     $ 51,876    $  1,950
                                                         ========     ========

Supplemental  disclosures and cash flow  information: Cash paid during the year for:
    Interest                                            $ 18,259     $ 6,284
                                                        ========      ========
    Income taxes                                        $      0    $      0
                                                        ========      ========

Supplemental schedule of non-cash investing and financing activities:
   Issuance of common stock for equity interest
    in Silver Lake Holding, Ltd.                         $136,400    $     0
                                                         ========     ========







     See notes to condensed consolidated financial statements.
                                                                            F-4

                             HEALTH-PAK, INC. AND SUBSIDIARY

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SIX MONTHS ENDED NOVEMBER 30, 1996
                                  (Unaudited)






     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended May 31, 1996.

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

    Use of estimates:
        The preparation of financial statements in conformity with generally accepted accounting principles required management to make assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Revenue recognition:
        The Company maintains its books and records on the accrual basis of accounting, recognizing revenue when goods are shipped and expenses when they are incurred.

    Inventories:
        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method (FIFO).

                                  HEALTH-PAK, INC. AND SUBSIDIARY

                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 SIX MONTHS ENDED NOVEMBER 30, 1996
                                            (Unaudited)






2.  Summary of significant accounting policies (continued):

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

    Cash and cash equivalents:
        Cash and cash equivalents include financial instruments with maturities of three months or less.


3.  Inventories:

    Inventories consist of:


                                            November 30, 1996      May 31, 1996
                                            -----------------      ------------

        Raw materials                        $  824,296              $372,753
        Finished goods                          219,963               198,866
                                              ----------             --------

                                             $1,044,259              $571,619
                                              ==========             ========



4.  Principles of consolidation:

    The accompanying consolidated financial statements include the accounts of the Company and its 65% owned subsidiary, Protective Disposal Apparel, LLC. Inter-company transactions and balances have been eliminated in consolidation.

                                   HEALTH-PAK, INC. AND SUBSIDIARY

                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   SIX MONTHS ENDED NOVEMBER 30, 1996
                                             (Unaudited)




4.  Investment:

    The Company purchased a 10% equity interest in Silver Lake Corporation in exchange for its own common stock valued at $.682 per share. This investment is accounted for under the equity method of accounting.

    In October 1996, the Company formed and purchased a 65% equity interest in Protective Apparel, LLC, a company operating in the disposable apparel business. The LLC in turn purchased a continuing business, Scherer Healthcare, Ltd, d/b/a Protective Disposal Apparel. As of October 28, 1996 the balance sheet of the LLC was as follows:


                                                      ASSETS

              Current assets:
                 Accounts receivable                                  $263,371
                 Inventory                                             308,469
                    Total current assets                               571,840

              Security deposits                                          1,500
                                                                         -----

                    Total assets                                      $573,340
                                                                      ========


                                          LIABILITIES AND MEMBERS' EQUITY

              Current liabilities:
                 Accounts payable                                     $318,943
                                                                      --------
                    Total current liabilities                          318,943
                                                                       -------

              Members' capital                                         254,397
                                                                       -------

                    Total liabilities and members' equity             $573,340
                                                                      ========



5.  Notes payable, bank:

    The Company has at its disposal a line of credit at Marine Midland Bank. The note is due on demand and carries interest at prime + 1.5%. Inventory and accounts receivable are pledged as security. The note is also secured by the personal guarantees of Anthony Liberatore and Alfred Zennamo to the extent of $50,000 in total. As of November 30, 1996 the balance due on the line of credit was $74,091.

    The Company opened a line of credit with Foothill Capital Corporation in September 1996. The loan ceiling amount is based on a percentage formula of eligible accounts receivable and inventory. The balance due at November 30, 1996 is $269,078.

                                 HEALTH-PAK, INC. AND SUBSIDIARY

                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                SIX MONTHS ENDED NOVEMBER 30, 1996
                                          (Unaudited)



6.  Long-term debt:
                                                Rate       Amount      Maturity

      Note payable, Key Credit            (a)   12%      $ 2,748      May, 1998
      Note payable, Manifest Group        (b)   10%       21,648     July, 1999
      Note payable, H.E.P Leasing Co.     (c)   10%          832 February, 1997
      Note payable, Waste Mgmt. of N.Y.   (d)   10%        6,571 November, 1998
      Note payable, Business Services, Co.(e)   10%        2,270  January, 1998
      Note payable, Resource Capital Corp. (f)  10%        5,988    March, 2000
      Note payable, Resource Capital Corp. (g)  10%        4,617     July, 1999
      Note payable, Resource Capital Corp. (h)  10%        8,551    April, 1998
                                                          -------
                                                          53,225
      Less current portion                                22,236
                                                          ------

                                                         $30,989
                                                         =======


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

      (g) Note payable is collateralized by equipment with a cost of $5,296. The note is payable in installments of $167 per month including interest.

      (h) Note payable is collateralized by equipment with a cost of $9,053. The note is payable in installments of $503 per month including interest.

      Maturities of the debt as of November 30, 1996 are as follows:

                            Year                                     Amount
                            ----                                     ------
                     November 30, 1997                              $22,236
                     November 30, 1998                               16,161
                     November 30, 1999                                9,972
                     November 30, 2000                                4,856
                                                                    -------
                                                                    $53,225
                                                                    =======
                                                                           F-8

                                   HEALTH-PAK, INC. AND SUBSIDIARY

                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 SIX MONTHS ENDED NOVEMBER 30, 1996
                                           (Unaudited)






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

    Rentcharged to expense in the six months ended November 30, 1996 and 1995 was $54,150 and $42,000 respectively.

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

    In addition, the Company also issued 4,500,000 stock options at various exercised prices. As of November 30, 1996, 2,716,517 options have been exercised as follows:


                            Number of options               Exercise price

                               600,000                            .10
                               200,000                            .25
                               300,000                            .35
                             1,616,517                            .22


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

                                HEALTH-PAK, INC. AND SUBSIDIARY

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SIX MONTHS ENDED NOVEMBER 30, 1996
                                      (Unaudited)






8.  Income taxes:

    The components of income tax expense (benefit) for November 30, 1996 and 1995:

    A reconciliation of income tax expense (benefit) at the statutory rate to income tax expense (benefit) at the Company's effective rate is as follows:
                                                    November 30         May 31
                                                       1996              1996

         Computed (benefit) expense at expected
           statutory rates                         ($24,853)          ($20,012)
         Surtax exemption                            13,888              9,712
         State tax expense (benefit)               (  7,310)          (  4,860)
                                                    -------             -------

         Income tax expense (benefit)              ($18,275)           ($15,160)
                                                    =======             =======


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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Preliminary Note: In reading the following discussion it must be remembered that the statement presented for the period ended November 30, 1996 includes, on a consolidated basis, the assets, liabilities and operating statements for Protective Disposable Apparel Company LLC ("PDA"), which was acquired by the Company in October 1996 as a 65% owned subsidiary corporation. Since adjustments for the acquisition were not made for prior periods, comparisons may not completely reflect the actual results. Also, the Company's operating statements for the period ended November 30, 1996, includes only approximately five weeks of activity by PDA.

I. Financial Condition and Liquidity.

(a) Financial Condition.

         At November 30, 1996, the end of the first half of fiscal 1997, total assets increased by $1,018,379 from May 31, 1996, the end of fiscal 1996, to $2,627,254, of which approximately $710,292 is attributable to the PDA acquisition. The principal reasons for this increase were (i) the acquisition by the Company in October 1996 of a 65% interest in PDA, a company based in North Carolina operating in the disposable apparel business primarily for the clean room market; (ii) the Company's investment of $130,637 in Silver Lake Holdings, Ltd.; (iii) an increase of $297,462 in trade receivables, of which approximately $247,600 is attributable to the PDA acquisition; (iv) an increase of $472,640 in inventory at November 30, 1996, of which approximately $393,600 is attributable to the PDA acquisition; (v); an increase of $34,660 in machinery and equipment, after accumulated depreciation, of which approxi mately $9,053 is attributable to the PDA acquisition; (vi) an increase of $19,072 in deferred income taxes;
(vii) $28,618 in deferred loan fees, of which approximately $2,700 is attributable to the PDA acquisition; (viii) an increase of $50,491 in cash, of which approximately $45,839 is attributable to the PDA acquisition; and (ix) an increase in deposits of $4,300, of which approximately $1,500 is attributable to the PDA acquisition. These increases in the aggregate were offset in part by (i) a decrease of $14,668 in prepaid expenses; (ii) a reduction of $1,800 in deposits on building; and (iii) a reduction in prepaid consulting agreements of $3,333, none of these decreases were attributable to the PDA acquisition. Other changes to the composition of total assets were insignificant during the first six months of fiscal 1997.

         Of the foregoing changes in the composition of the Company's assets, the investment in PDA represents the only new factor of significance during the second quarter of fiscal 1997. As previously reported by the Company, effective October 28, 1996, the Company entered into an Asset Purchase Agreement (the "Agreement") with Scherer Healthcare, Ltd. ("Scherer") and PDA, a newly formed New York limited liability company and a 65% owned subsidiary of the Company. Pursuant to this Agreement, PDA acquired certain of the assets of the protective apparel division of Scherer including inventory on hand (consisting of raw materials, goods in progress and finished goods), certain equipment, product designs and specifications, customer lists and pre-paid security deposits, including the use of the name

"Protective Disposable Apparel," and including also certain specified accounts receivable subject to certain specified liabilities, all as reconciled by the parties as of the close of business on October 18, 1996. PDA was formed, together with a former part-owner of the protective apparel division of Scherer, as a 65% owned subsidiary of the Company expressly for the purpose of acquiring these assets and conducting the business of this former division of Scherer. The remaining 35% continues to be owned by the same, unaffiliated party as was a part-owner with Scherer.

         Operational management of the former Scherer division has elected to remain with the Company and are now employees of PDA.

         During the first quarter of fiscal 1997, the Company also acquired an interest in Silver Lakes Holding Ltd. ("Silver"). As previously reported in the Company's Annual Report on Form 10-KSB, Silver holds an exclusive worldwide license for the manufacture and distribution of a new sports-related product known as "The Rigg." The Company has been granted an exclusive manufacturing license from Silver for the production of The Rigg. As part of the granting of this license, the Company purchased a 10% equity interest in Silver in exchange for shares of the Company's common stock valued by the parties in the exchange at $0.682 per share. The acquisition of Silver has not had a significant effect on the Company's financial statements as of this date.

         The increase in inventory during the first half of fiscal 1997, apart from that portion which can attributed to the PDA acquisition, was reflective of the Company's seasonal production and shipment of its line of fleece sportswear products which usually occurs during the first half. In addition, the Company had relatively stable receivables in this period if the effect of the acquisition is not considered. However, the increase in trade receivables shown in the balance sheet reflects the purchase of accounts from PDA and the fact that significantly fewer receivables were financed during the current periods.

         Apart from the effects of the PDA acquisition, property and equipment for the first six months increased slightly due to the purchase of new office equipment, consisting primarily of new computer equipment, and did not have a significant effect on the Company's financial condition in the first half of fiscal 1997.

         The overall increase in total assets experienced by the Company during the first half of fiscal 1997 amounted to approximately 29.5% (or approximately 51% including the effects of the PDA acquisition) and is primarily attributable to the factors described above. Management believes that this process will continue to improve during the balance of fiscal 1997 primarily because of the corrective measures previously taken to improve sales and reduce cost factors and also due to the completion of the Company's acquisition of certain assets, including inventory and customer lists of the protective disposable apparel division of Scherer Healthcare, Ltd. following the end of the first quarter of fiscal 1997. However, the full impact of this acquisition is not expected to be realized until the third quarter of fiscal 1997. As stated above, the operating results for the Company include only approximately five weeks of PDA operations.

         With respect to the Company's total liabilities, due to the PDA acquisition, increases occurred in all components except for payroll and sales taxes and accrued expenses and in notes payable, bank which increased due to other factors as discussed below. There was a $258,844 increase in accounts payable which is consistent with the increase in trade receivables and inventory during the first half of fiscal 1997, as stated above. However, it is important to note that without the PDA acquisition, the Company had experienced a reduction in accounts payable of $56,256. The Company also experienced a slight increase in the current portion of long term debt at November 30, 1996 when compared to the end of fiscal 1996. Long-term debt, net of current portion, increased to $30,989, $14,327 above the fiscal year end.

         As mentioned above, "notes payable, bank" increased by $262,342. This substantial increase was not due to the PDA acquisition but, rather, to the opening of a new credit facility. The new credit facility has been utilized by the Company principally for the purpose of eliminating the Company's receivables factoring program. At November 30, 1997 there remained due and owing under this the sum of $262,078.

         It should be noted that the retained earnings deficit increased during the first half of fiscal 1997 when compared to the 1996 year end period, reflecting lower than expected revenues by the Company during this period. A part of this decrease is attributable to marketing delays experienced by Silver in connection with the new sports-related item, The Rigg, which resulted in lower than expected production of this product by the Company. This situation has served to highlight the fact that, despite management's belief in the long term potential for this new product, it is still too early to project the level of revenues or profits, if any, which can be expected as the marketing efforts for this product are only in their early stages.

         Except for differences discussed above, the composition of assets remained substantially the same during the first half of fiscal 1997. While there were changes in the components of assets and liabilities for the first half of fiscal 1997 when compared with the year ended May 31, 1996, as indicated above, management believes that all of these changes, except for the a cquisition of PDA and the investment in Silver, were reflective of its previous corrective action and of its replacement of its receivables financing program with a coordinated financing and credit program.

         For information regarding liquidity, see Subparagraph (b) "Liquidity" below. For additional information relating to the financial condition of the Company, also see "Inflation" and "Trends Affecting Liquidity, Capital Resources and Operations."

(b) Liquidity.

         Principal current debt at November 30, 1996 was $736,532 in trade payables, short term bank obligations of $343,169, $22,236 in the current portion of long term debt and $31,461 in other accrued liabilities or a total of $1,133,461 (compared with $614,775 at May 31, 1996). Against this total, the Company had cash assets of $51,876, inventory of $1,044,259, receivables of $584,388, an income tax refund receivable of $1,740 and various prepaid items aggregating $84,380 for a total of $1,766,643 (compared with $960,709 at May 31, 1996). Although there was adequate liquidity at the end of the first half of fiscal 1997 in terms of total current assets, because of the continued reduced cash position, the Company's ability to pay its short term accounts payable was diminished.

         In combination, management believes that the Company will have adequate working capital and sufficient credit alternatives to fund the Company's operations during the balance of fiscal 1997, including support for its planned expansion of sales and including the needs of its Protective Disposable Apparel Division which was established at the end of October, 1996 following the Company's acquisition of certain assets by PDA from Scherer Healthcare Ltd., as discussed above.

         As previously reported in the Company's annual report on Form 10-KSB, the principal source of funds for the Company's operations to date have been invested capital and operating revenues, as reflected in the Company's financial statements. This continues to be true as of the date of this report.

         At November 30, 1996, working capital was $633,247, an increase of approximately $309,313 from the year end. This increase largely resulted from the sale of common stock through the exercise of outstanding stock purchase options during the six months ended November 30, 1996 and the purchase of PDA, with substantial increases in receivables and inventory. At November 30, 1996 the Company also had adequate resources to pay its current liabilities.

II. Results of Operations.

         Net sales for the first half of fiscal 1997, ended November 30, 1996, totalled $1,133,283 and, if we do not consider the contribution to revenues by PDA of $222,218, revenues during this period were somewhat lower (by $84,417 or 8.5%) than the comparative period in fiscal 1996. Despite this decrease, which management attributes to the Company's seasonal gearing up for its fleece sportswear sales, which is principally manufactured in summer and early fall but not shipped until late fall and early winter, and the disappointing sales during this period for the new sports related item, The Rigg, discussed above, management believes that the factors contributing to this downturn are temporary factors and do not represent any downward trend affecting the Company's operations. During the first six months of fiscal 1997, the cost of sales expressed as a percentage of net sales decreased to 72.0%, as compared to 72.9% for the same period in fiscal 1996, representing the first reversal of this ratio since fiscal 1995. Although cost of sales continued above the 71.5% experienced for all of fiscal 1996, it represents a substantial decrease from 76% experienced for all of fiscal 1995.

         Based on the previous results of the Company's retail outlet store, the Company continues to expand the product lines being offered in the store with the expectation that the store will continue the trend experienced in fiscal 1995 and 1996 and make an even greater contribution to net sales in fiscal 1997. Presently, however, the retail store makes only an insignificant contribution to revenues.

         During the first six months of fiscal 1997, Selling, General and Administrative expenses showed an increase to $335,137 (excluding $102,868 attributable to PDA), compared to $ 245,683 for the same period last year. This represents 36.8% of gross revenues, as compared to 24.7% for the same period in fiscal 1996. Management attributes this shift primarily to extraordinary production costs which did not generate the expected revenues. Management expects that this ratio will correct during the balance of fiscal 1997 and remain at approximately the levels experienced during fiscal 1996. At present, management is not able to predict the impact upon this ration of the Company's new financing and credit facility program which has substantially reduced its dependence upon its previous receivables financing program.

         For information with respect to the possible effect of future trends on operations, see the discussion under the caption "Trends Affecting Liquidity, Capital Resources and Operations."

III.  Capital Resources.

         There were no material changes in property and equipment during the first six months of fiscal 1997, ended November 30, 1996, except for the addition of some new office equipment which was not significant.

         There were no material commitments for capital expenditures at the end of the first half of fiscal 1997. However, under an agreement for the lease of its manufacturing facility, the Company has an option to purchase the property for an option price of $600,000. The Company has not yet made any determination whether or not it will exercise its option, which if exercised, will require separate financing. Because of the value of the building, management does not anticipate that a substantially large down payment would be required and monthly amortization charges should not substantially exceed rentals now being paid.

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


Dated:  March 10, 1997


                                                         HEALTH-PAK, INC.



                                                 By:  /s/Anthony Liberatore
                                                     Anthony Liberatore,
                                                     President