Form 10QSB
period 1997-02-28
HEALTH PAK INC
filed 1997-05-13
CIK 840823

SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549





                                                   FORM  10-QSB

                                    Quarterly Report Under Section 13 or 15(d)
                                      of the Securities Exchange Act of 1934




                                          Quarter Ended February 28, 1997

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

           Class                              Outstanding at February 28, 1997

Common stock, $0.002 par value                            15,888,556

                                                       INDEX



Part  I.       Financial information


               Item 1.      Condensed consolidated financial statements:

                            Balance sheets as of February 28, 1997 and
                            May 31, 1996                                   F-2

                            Statement of income for nine and three months ended
                            February 28, 1997 and February 29, 1996        F-3

                            Statement of cash flows for nine months
                            ended February 28, 1997 and February 29, 1996  F-4

                            Notes to condensed consolidated financial
                            statements                                  F-5-11



               Item 2.      Management's discussion and analysis of
                            financial condition



Part II.       Other information



Signatures



                                HEALTH-PAK, INC. AND SUBSIDIARY

      CONDENSED CONSOLIDATED BALANCE SHEET - FEBRUARY 28, 1997 AND MAY 31, 1996


                                        ASSETS                                                    LIABILITIES


                                               February 28,        May 31,                                    February 28,   May 31,
                                                   1997             1996                                          1997        1996
                                                   ----             ----                                          ----        ----

Current assets:                                                               Current liabilities:
  Cash                                             $149,231    $     1,376     Current portion of long term debt $ 17,828  $ 17,105
  Receivables, trade, net of                                                   Notes payable, bank                475,571    80,827
   allowance of $2,000                              552,375        286,926     Accounts payable                   952,454   477,688
  Inventory                                       1,260,738        571,619     Payroll and sales tax payable and
  Income tax refund receivable,                                                accrued expenses                    23,180    39,155
                                                                                                               ----------- ---------
   current                                            1,740          1,740
  Prepaid expenses                                   88,268         92,381
  Current portion of consulting
   agreement                                          6,667          6,667
                                                 ----------      ----------

    Total current assets                          2,059,019         960,709   Total current liabilities         1,469,033   614,775
                                                 ----------      ----------                                    ----------  --------

Property and equipment:
 Machinery and equipment                            308,680         293,783       Long-term debt, net of current
 Leasehold improvements                              94,522          87,546         portion                        28,606    16,662
                                                                                                               ---------- ---------
 Office equipment                                    99,529          71,638
 Automotive equipment                                21,021          21,021
                                                 ----------      ----------
                                                    523,752         473,988
 Less accumulated depreciation                      195,101         180,841     Commitments
                                                 ----------      ----------

                                                    328,651         293,147
                                                    -------         -------
                                                                                Minority interest in consolidated
                                                                                 subsidiary                        8,838
                                                                                                                   -----
Other assets:
  Investments in affiliated Company                 130,637                     Shareholders' equity:
  Deposit on building                                21,600          23,400     Common stock, .001 par value 2,000,000
  Deposits                                            8,041             241     shares authorized, none issued
  Prepaid consulting agreements, net                                            Common stock, .002 par value 20,000,000
   of current portion                                   555           5,555     shares authorized, 15,888,556 shares 31,776  27,943
  Deferred offering expenses                        225,710         225,419     issued and outstanding
  Deferred income taxes                             109,210          83,115     Common stock purchase warrants:
  Deferred loan fees and costs                       28,618                      Class A
  Cash surrender value, officers'                                                Class B
   life insurance                                    16,139          16,139      Class C
  Officer's loan                                      1,200           1,150      Additional paid in capital      2,303,53 1,786,011
                                                 ----------      ----------
                                                                                    Retained earnings (deficit) ( 912,411)( 836,516)
                                                                                                                ---------- --------
                                                    541,710         355,019
                                                                                                                1,422,903   977,438
                                                                                                                ---------   -------


                                                 $2,929,380      $1,608,875                                   $2,929,380 $1,608,875
                                                 ==========      ==========                                  ==========  ==========





     See notes to condensed consolidated financial statements.
                                                                           F-2

                              HEALTH-PAK, INC. AND SUBSIDIARY

                        CONDENSED CONSOLIDATED STATEMENT OF INCOME

            NINE AND THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996





                         Nine months ended               Three months ended
                     February 28,  February 29,      February 28,   February 29,
                         1997          1996              1997           1996
                         ----          ----             ----            ----

Net sales            $2,299,507    $1,539,693      $1,166,224      $  544,201

Cost of sales         1,840,495     1,143,054       1,074,455         416,844
                      ----------   ----------      ----------       ----------

Gross profit            459,012       396,639          91,769         127,357

Selling, general and
administrative expenses 501,815       369,856         107,721         124,173
                      ----------    ----------      ----------      ----------

Income (loss) from
 operations         (    42,803)       26,783     (    15,952)          3,184
                     ----------     ----------     ----------       ----------

Other income (expense):
Loss on investments in
affiliated company  (     5,763)
Interest expense    (    38,790)  (     6,102)    (    20,530)            182
Amortization        (     5,000)  (    17,000)    (     1,667)    (     5,667)
                     ----------     ----------      ----------      ----------

                    (    49,553)  (    23,102)    (    22,197)    (     5,485)
                     ----------     ----------     ----------       ----------

Income (loss) before
 income taxes      (    92,356)         3,681     (    38,149)    (     2,301)

Income taxes (benefit):
  Current          (    25,299)           736     (    13,566)    (       494)

Minority interest in
 income of subsidiary(   8,838)                        10,052
                      ----------      ----------    ----------       -----------

Net income (loss)  ($   75,895)     $    2,945    ($   14,531)    ($    1,807)
                     ==========       ==========    ==========       ==========

Earnings per common and
 dilutive common
 equivalent share:

  Primary           $     0.00       $    0.00    $     0.00        $     0.00
                    ===========        =========   ===========        =========

  Fully diluted     $     0.00      $     0.00    $     0.00        $     0.00
                    ==========         =========   ===========        =========

Weighted average number
 of common shares and
 dilutive outstanding:

  Primary           14,710,797        13,374,189    15,888,556      13,478,337
                    ==========        ==========    ==========      ==========

  Fully diluted     14,760,947        13,664,948    15,938,706      13,711,095
                    ==========        ==========    ==========      ==========







     See notes to condensed consolidated financial statements.
                                                                           F-3

                           HEALTH-PAK, INC. AND SUBSIDIARY

                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                NINE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996







                                                                                  February 28,       February 29,

                                                                                      1997               1996
                                                                                      ----               ----
Operating activities:
  Net income (loss)                                                               ($ 75,895)           $  2,945
  Adjustments to reconcile net income to cash provided by
   operating activities:
    Depreciation                                                                      28,467             36,323
    Amortization                                                                       5,000             17,000
    Loss on investments in subsidiaries                                                5,763
    Minority interest in subsidiary                                                    8,838
    Changes in operating assets and liabilities:
      Accounts receivable                                                         ( 265,449)         (  93,522)
      Inventory                                                                   ( 689,119)         (  50,121)
      Income tax refund receivable                                                                   (     631)
      Prepaid expenses and interest receivables                                   (  10,094)             15,542
      Accounts payable                                                               474,766             38,107
      Accrued expenses                                                            (  15,975)         (   5,383)
      Deferred income taxes                                                       (  26,095)         (   3,057)
      Deposits and loan fees                                                      (  34,618)         (   1,800)
                                                                                   --------           --------

      Net cash used in operating activities                                       ( 594,411)         (  44,597)
                                                                                   --------           --------

Investing activities:
  Purchase of property and equipment                                              (  49,764)         (  65,699)
  Investment in subsidiaries
  Loan receivable                                                                 (      50)
                                                                                   --------

      Net cash used in investing activities                                       (  49,814)         (  65,699)
                                                                                   --------           --------

Financing activities:
  Proceeds from issuance of common stock and paid in capital                         384,960             70,100
  Increase in long-term debt                                                          30,326             58,054
  Proceeds from notes payable, bank                                                  405,521
  Payment of notes payable, bank                                                  (  10,777)
  Payment of long-term debt                                                       (  17,659)
  Payment of deferred offering expenses                                           (     291)         (  18,612)
                                                                                   --------           --------

      Net cash provided from financing activities                                    792,080            109,542
                                                                                    --------           --------

Net increase in cash                                                                 147,855         (     754)

Cash, beginning of period                                                              1,376              1,494
                                                                                    --------           --------

Cash, end of period                                                                 $149,231           $    740
                                                                                    ========           ========

Supplemental  disclosures and cash flow  information:  Cash paid during the year for:
    Interest                                                                        $ 34,683           $  6,102
                                                                                    ========           ========
    Income taxes                                                                    $      0           $      0
                                                                                    ========           ========

Supplemental schedule of non-cash investing and financing activities:
   Issuance of common stock for equity interest
    in Silver Lake Holding, Ltd.                                                    $136,400           $      0
                                                                                    ========           ========










     See notes to condensed consolidated financial statements.
                                                                           F-4

                                    HEALTH-PAK, INC. AND SUBSIDIARY

                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   NINE MONTHS ENDED FEBRUARY 28, 1997
                                            (Unaudited)






    The accompanying  unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended May 31, 1996.


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

                                       HEALTH-PAK, INC. AND SUBSIDIARY

                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    NINE MONTHS ENDED FEBRUARY 28, 1997
                                               (Unaudited)






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


3.  Inventories:

    Inventories consist of:


                                          February 28, 1997       May 31, 1996
                                          -----------------      ------------

        Raw materials                        $  525,787            $372,753
        Finished goods                          734,951             198,866
                                              ----------           --------

                                             $1,260,738            $571,619
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

                                   HEALTH-PAK, INC. AND SUBSIDIARY

                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               NINE MONTHS ENDED FEBRUARY 28, 1997
                                        (Unaudited)




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

    In October 1996, the Company formed and purchased a 65% equity interest in Protective Apparel, LLC, a company operating in the disposable apparel business. The LLC in turn purchased a continuing business, Scherer Healthcare, Ltd, d/b/a Protective Disposal Apparel. As of October 28, 1996 the balance sheet of the LLC was as follows:


                                                      ASSETS

              Current assets:
                 Accounts receivable                               $263,371
                 Inventory                                          308,469
                                                                    -------
                    Total current assets                            571,840
                                                                    -------

              Security deposits                                       1,500
                                                                      -----

                    Total assets                                   $573,340
                                                                   ========


                                          LIABILITIES AND MEMBERS' EQUITY

              Current liabilities:
                 Accounts payable                                  $318,943
                                                                   --------
                    Total current liabilities                       318,943
                                                                    -------

              Members' capital                                      254,397
                                                                    -------

                    Total liabilities and members' equity          $573,340
                                                                   ========



5.  Notes payable, bank:

    The Company has at its disposal a line of credit at Marine Midland Bank. The note is due on demand and carries interest at prime + 1.5%. Inventory and accounts receivable are pledged as security. The note is also secured by the personal guarantees of Anthony Liberatore and Alfred Zennamo to the extent of $50,000 in total. As of February 28, 1997 the balance due on the line of credit was $70,050.

    The Company opened a line of credit with Foothill Capital Corporation in September 1996. The loan ceiling amount is based on a percentage formula of eligible accounts receivable and inventory. The balance due at February 28, 1997 is $405,521.

                                      HEALTH-PAK, INC. AND SUBSIDIARY

                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     NINE MONTHS ENDED FEBRUARY 28, 1997
                                                (Unaudited)





6.  Long-term debt:
                                                  Rate     Amount     Maturity

      Note payable, Key Credit               (a)   12%  $ 2,470       May, 1998
      Note payable, Manifest Group           (b)   10%   19,680      July, 1999
      Note payable, Waste Mgmt. of N.Y.      (c)   10%    5,921  November, 1998
      Note payable, Business Services, Co.   (d)   10%    1,722   January, 1998
      Note payable, Resource Capital Corp.   (e)   10%    5,496     March, 2000
      Note payable, Resource Capital Corp.   (f)   10%    4,299      July, 1999
      Note payable, Resource Capital Corp.   (g)   10%    6,846     April, 1998
                                                         -------
                                                         46,434
      Less current portion                               17,828
                                                         ------

                                                        $28,606
                                                        =======


      (a) Note payable is collateralized by equipment with a cost of $5,690. The note is payable in installments of $223 per month, including interest.

      (b) Note payable is collateralized by equipment with a cost of $20,064. The note is payable in installments of $410 per month including interest.

      (c) Note payable is collateralized by equipment with a cost of $11,923. The note is payable in installments of $240 per month including interest.

      (d) Note payable is collateralized by equipment with a cost of $7,688. The note is payable in installments of $184 per month including interest.

      (e) Note payable is collateralized by equipment with a cost of $6,796. The note is payable in installments of $170 per month including interest.

      (f) Note payable is collateralized by equipment with a cost of $5,296. The note is payable in installments of $155 per month including interest.

      (g) Note payable is collateralized by equipment with a cost of $9,053. The note is payable in installments of $251 per month including interest.

      Maturities of the debt as of February 28, 1997 are as follows:

                            Year                                     Amount
                            ----                                     ------
                     February 28, 1998                              $17,828
                     February 28, 1999                               15,667
                     February 28, 2000                               10,600
                     February 28, 2001                                2,339
                                                                    -------
                                                                    $46,434

                                     HEALTH-PAK, INC. AND SUBSIDIARY

                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   NINE MONTHS ENDED FEBRUARY 28, 1997
                                            (Unaudited)






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

    Rentcharged to expense in the nine months ended February 28, 1997 and February 29, 1996 was $70,800 and $70,500 respectively.

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

    In addition, the Company also issued 4,500,000 stock options at various exercised prices. As of February 28, 1997, 2,716,517 options have been exercised as follows:


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

                                    HEALTH-PAK, INC. AND SUBSIDIARY

                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   NINE MONTHS ENDED FEBRUARY 28, 1997
                                            (Unaudited)








8.  Income taxes:

    The components of income tax expense (benefit) for February 28, 1997 and February 29, 1996:

    A reconciliation of income tax expense (benefit) at the statutory rate to income tax expense (benefit) at the Company's effective rate is as follows:
                                                      February 28        May 31
                                                          1997            1996

         Computed (benefit) expense at expected
           statutory rates                            ($34,406)       ($20,012)
         Surtax exemption                               19,226           9,712
         State tax expense (benefit)                  ( 10,119)       (  4,860)
                                                       -------         -------

         Income tax expense (benefit)                 ($25,299)       ($15,160)
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

                                HEALTH-PAK, INC. AND SUBSIDIARY

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               NINE MONTHS ENDED FEBRUARY 28, 1997
                                        (Unaudited)








9.  Earnings per share:

                                Nine months ended           Three months ended
                            02/28/97      02/29/96       02/28/97      02/29/96

   Number of shares:
    Weighted average
     shares outstanding   14,710,797     12,883,449    15,888,556    12,987,597

   Incremental shares
    for outstanding
     stock warrants                         490,740                     490,740
                         ----------      ----------    ----------    ----------

    Primary              14,710,797      13,374,189    15,888,556    13,497,337

    Common stock to be
     issued under contractual
     obligation              50,150         290,759        50,150       232,758
                         ----------      ----------    ----------    ----------

     Fully diluted       14,760,947      13,664,948    15,938,706    13,711,095
                         ==========      ==========    ==========    ==========






10. Related party transactions:

    Officers loans are unsecured and non-interest bearing. Officers have indicated that they will not be repaid in the current year.

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Introduction.

         As previously stated in the Company's report on Form 10-QSB for the six months ended November 30, 1996, the financial statements and the discussion which follows includes, on a consolidated basis, the assets, liabilities and operating results for Protective Disposable Apparel Company, LLC ("PDA") which was acquired by the Company in October, 1966 as a 65% owned subsidiary. Since adjustments were not made for prior periods, comparisons may not completely reflect the actual results. Inter company balances have also been eliminated in the consolidation.

I. Financial Condition and Liquidity.

(a) Financial Condition.

Assets.

         At February 28, 1997, the end of the third quarter of the fiscal year ending May 31, 1997, total assets increased by $1,320,505 from May 31, 1996, the end of fiscal 1996, to $2,929,380, an increase of approximately 82%, and increased by $302,126 or approximately 11.5% in the quarter ended February 28, 1997 from the six month period ended November 30, 1996.

         The three principal reasons for this substantial increase were: (i) the acquisition of the assets and business of PDA, the partially-owned subsidiary purchased in October, 1996; (ii) receipt of the proceeds from the exercise of certain options for up to $384,960; and (iii) slight increases in property and equipment to accommodate the increased business activity resulting from the acquisition of PDA.

         Closer scrutiny of these increases demonstrates the more specific effect of each of the foregoing principal factors on various aspects of the financial statements of the Company. For instance, cash increased substantially from the year end by $147,855. While this was partially due to the fact that the Company was conserving some cash to meet expenses of the construction of a "clean room" (see below), the addition of machinery and equipment to accommodate increased operations from the acquisition of PDA and to cover the increase in payables from the PDA acquisition, it was also due to the fact that proceeds from the sale of Common Stock by the exercise of outstanding Options was received in the period following the year end. Also, the increase in receivables from the year ended May 31, 1996 of approximately $265,449 primarily arises from the acquisition of PDA's receivables (with the consequent obligation for certain of its liabilities as well).

         Inventory has also substantially increased (by $689,119, an increase of approximately 120%) in the period since the year ended at May 31, 1996, primarily from the purchase of PDA's inventory and new inventory additions to balance PDA's business.

         In order to accommodate anticipated, increased operations by reason of the acquisition of PDA, the Company also acquired additional machinery and equipment in the period of approximately $14,897.

         Assets also slightly increased by reason of the addition to leasehold improvements relating to the construction of a "clean room" to permit the Company to offer sterilized products to PDA'a customers and to certain of the Company's customers and also by the acquisition of additional office equipment.

         The increase in Investments in Affiliated Company since the year end arises from the Company's acquisition of an interest of 10% in Silver Lake Corporation in exchange for its own Common Stock (valued at $0.687 per share) and the acquisition of PDA in October, 1966.

         The overall increase in total assets for the nine-month period ended February 28, 1997 was substantial in relation to the Company's prior growth history and is primarily attributable to the factors described above. However, management believes that this addition to the Company's business will advance the Company's financial future and will provide a base from which the Company can grow once the assimilation problems, discussed below, are corrected.

Liabilities.

         The most significant increases in Liabilities for the nine month period ended February 28, 1997 occurred in Notes Payable Bank and Accounts Payable. These increases are primarily due to the new financing established by the Company to replace the factoring arrangements it previously had and also the obligations incurred with the acquisition of PDA, discussed above.

         The substantial increase in Notes Payable - Bank (an increase of $394,744 from the year ended May 30, 1996) is due to fact that the Company opened a line of credit with Foothill Capital Corporation in September, 1996 which replaced the Company's former factoring agreement with another financial institution. The loan ceiling amount on this financing is based on a percentage formula of eligible accounts receivable and inventory. The balance due at February 28, 1997 was $405,521. In addition, the Company carried a line of credit at the Marine Midland Bank which was converted to a note. The balance due on the note at the end of the third quarter was $70,050.

         The increase in Accounts  Payable  (about 99% when  compared to May 31,
1996) primarily results from new obligations assumed by the Company after the year end in connection with the purchase of PDA and because of substantial increases in inventory purchases occurring during the first six months period ended November 30, 1996 to balance and to accommodate PDA's business. Slower payments by the Company during the same period to conserve cash for construction costs and equipment acquisition also contributed to the increase in Accounts Payable. Accounts Payable increased by about $215,922 or 29.3% during the quarter ended February 28, 1997 when compared to the six-month period ended November 30, 1996 which accounts for the fact that inventory purchases continued during this quarter as well (Inventory increased in the third quarter by $216,479 or by 20.7%).

         Total Current Liabilities at the end of the third quarter were $1,469,033 compared with $614,775 at the end of the fiscal year, an increase of $813,765 or 132%. Current Liabilities at November 30, 1996 were $1,133,396, which shows an increase for the quarter ended February 28, 1997 of approximately $335,637 or approximately 29.6%. This is attributed to the factors discussed above.

         The Company believes that it is now in a more balanced position with respect to inventory since making the acquisition and can use, for the most part, existing inventory to support sales for the next few months without substantial inventory acquisition.

         The Retained Earnings deficit increased by $75,895 to $912,411 (or 9.1%) in the first nine months of the fiscal year when compared to the 1996 year end period, reflecting the fact that the Company experienced a net loss for the nine month period ended February 28, 1997 of $75,895 compared to a net profit of $2,945 for the same period last year. Retained Earnings declined by $21,074 for the three-month period ended February 28, 1997, also demonstrating the fact that the Company experienced a substantial loss in the third quarter as well.

         This loss is generally attributable to assimilation of PDA's business into the Company's operations, particularly selling off undesirable inventories of PDA at reduced prices, inventory replacement and purchases and the pricing problems relating to PDA'a products. See "Results of Operations" below.

         The Company's financial statements, particularly the balance sheet, have changed rather substantially as a result of the acquisition of PDA made in October, 1966 and the changes necessarily made to accommodate PDA's business.
This transaction influenced the increases in receivables and inventory, additions to machinery and equipment and the substantial increases in current liabilities. Another significant factor was the Company's change in credit facilities by terminating the factoring of its accounts to the establishment of a credit line with Foothill Capital
Corporation.

         For information regarding liquidity, see Subparagraph (b) "Liquidity" below. For additional information relating to the financial condition of the Company, also see "Inflation" and "Trends Affecting Liquidity, Capital Resources and Operations."

(b) Liquidity.

         Working capital increased slightly at February 28, 1997 to approximately $389,986 compared to $345,934 at May 31, 1996, the end of the fiscal year, an increase of $44,052 or approximately 13%. This increase was primarily due to a cash increase for the period and higher receivables and inventory. However, working capital declined substantially in the third quarter when compared to working capital of $633,247 for the previous six months ended November 30, 1996. Management attributes the decline to the necessary expenses for assimilating PDA's business, primarily inventory purchases, as previously discussed.

         The most significant Current Liabilities affecting liquidity at the end of February 28, 1997 were $952,454 in Accounts Payable and Notes Payable - Bank of $475,571, $17828 in the Current Portion of Long Term Debt and $23,180 in Other Accrued Liabilities for a total of $1,469,033 (compared with Current Liabilities of $1,133,396 at November 30, 1996 and $614,773 at May 31, 1996, the end of the fiscal year). Against this total, the Company had Cash assets at February 28, 1997 of $149,231, Inventory of $1,260,738 and Receivables of $552,375, for a total of $1,962,344 in cash and cash equivalent assets (compared with $859,921 at May 31, 1996 and $1,680,523 at November 30, 1996). Although
management believes there was adequate liquidity at the end of the first nine months of fiscal 1997 in terms of working capital and cash and cash equivalent assets to meet its current obligations, because of the heavy expenses associated with the acquisition of PDA, its ability to pay Accounts Payable was diminished.

         The Company also expects to draw on existing inventory, having now balanced PDA's requirements, to improve liquidity over the next quarter.

         The principal sources of funds for the Company's operations during the nine months ended February 28, 1997 were the proceeds received from the sale of stock and operating revenues, as reflected in the Company's financial statements.

         In combination, management believes that the Company will have adequate working capital and sufficient credit alternatives to fund the Company's operations during the balance of fiscal 1997 and well into 1998, including support for its planned expansion of sales.

II. Results of Operations.

         Net Sales for the nine month period ended February 28, 1997 totalled $2,299,507 and were higher by $759,814 than the comparative period in fiscal
1996 (an increase of approximately 49.3%). A substantial portion of this increase results from the additional sales provided by the acquisition of PDA and to a lesser extent from the Company's own growth in sales during the period. The period also benefitted from seasonal sales of fleece sportswear, an item which is principally manufactured in summer and early fall but not shipped until late fall and early winter.

         Net sales for the three months ended February 28, 1997 were $1,166,224 compared to only $544,201 for the three month-period ended February 29, 1996. This represents an increase of $622,023 for the period or over 114%.

         There were no significant price increases to account for higher net sales during the period; however, as of April 1, 1997, the Company made a general price increase of approximately 6% on most of its products and effective May 1, 1997, increased prices by 10.9% on products offered by PDA. These increases do not have any effect on the results reported for the period ended February 28, 1997. Management believes these increases are within industry guidelines and will not have a significant effect on future sales.

         Management believes that the substantial increase in sales for the period clearly demonstrates the advantages of making the PDA acquisition which; although, not without cost and difficulties in assimilation, it is expected, will make even further contributions to net sales as its inventory position is corrected, products from the Company are offered to its customers and additional sales efforts are in effect.

         While the acquisition of PDA made record contributions to net sales as previously stated, there has been a period of absorption and dislocation in the Company's results of operations. Management believes these difficulties are now under control and profitability should improve beginning by the next quarter.

         During the first nine months of fiscal 1997, the Cost of Sales expressed as a percentage of Net Sales was 80% compared to 74.2% for the same period in fiscal 1996, and 76% for the year ended May 31, 1996. However, this also compares with a percentage of 92.1% of sales for the three months ended February 28, 1997 and indicates significantly higher operating and material costs for that period, with a substantial effect on profitability. This quarter was the primary period that PDA's inventory was sold at a discount and inventory acquisitions were made for PDA. Previously, the Company's operating costs were for the most part consistently in the range of 73% to 76% of sales.

         In addition to inventory liquidation during the period, management attributes this decline in Costs of Sales to the fact that PDA's costs were not in line with its pricing and, after a great deal of investigation and research, management has a better working understanding of these costs and has made adjustments, including certain pricing changes effective May 1, 1997 of an average of approximately 10.9% across the range of PDA's products. This decline was also exacerbated by the fact that the Company was required to make substantial additions to inventory during the period for PDA to provide a product balance after acquisition. It is management's expectation that with new price increases in effect, balanced inventory and better knowledge of PDA's product costing, Cost of Sales will be adjusted for improved profitability results in the next quarter and after the year end period.

         The Company is also in the process of assimilating a greater portion of the manufacturing for products sold by PDA which was previously manufactured in Haiti and Mexico. Management believes that by taking this action it will actually reduce costs `and at the same time reduce its own overhead costs. Previously, most of PDA's products were manufactured by others.

         Based on the previous results of the Company's retail outlet store, the Company continued to expand the product lines being offered in the store with the expectation that the store will continue the trend experienced in fiscal 1995 and make an even greater contribution to net revenues in fiscal 1998.

         During the first nine months of fiscal 1997, Selling, General and Administrative Expenses were higher at $501,815 or 21.8% of Net Sales, compared to $369,856 or 24% of Net Sales for the comparable period in 1996. However, as a percentage of sales, this account actually declined in the period. This change represents an increase of $131,959 in Selling, General and Administrative Expenses on higher Net Sales of $759,814 for the nine months ended February 28, 1997 when compared to 1996. General and Administrative Expenses for the three month period ended February 28, 1997 were actually lower on substantially increased sales compared to the same period in 1996. These expenses were 9.2% of net sales for the three months ended February 28, 1997 compared to 22.8% for the comparative period in 1996.

         This improvement is largely due to the following factors: (i) previously, the Company factored its accounts receivable which was a cost included in the General and Administrative account; while presently, the Company has eliminated factoring receivables and has replaced this financing with a new credit line, the expense of which is carried separately from the General and Administrative account; (ii) the Company has instituted several measures to contain costs in the General and Administrative area; and (iii) net sales have been substantially increased over the period by the acquisition of PDA so that General and Administrative costs are now averaged over a greater number.

         There was a net loss of $42,803 from Operations for the first nine months in 1997 compared with a net profit of $26,783 or 1.74% of Net Sales for the comparative period in 1996. As is evident from the Income Statement, this loss was obviously due to the higher Costs of Sales during the period, resulting from the factors described above. A comparison of the three month period ended February 28, 1997 with the same period in 1996 also shows a loss for the third quarter of 1997 of $15,952 compared with a profit of $3,184 for the comparable period in 1996. This loss is also a product of higher Cost of Sales in the most recent period compared to 1996.

         The decline in Income from Operations for this period is regarded by management as a temporary situation resulting from the assimilation of PDA into its business and one which will be cured by the factors already employed such as price increases to be effective for April 1, 1997 and May 1, 1997 and the orderly distribution of PDA's inventory at list price rather than discounted liquidation prices. Management expects an improved picture by not later than the first quarter of 1998.

         As previously reported, among the Company's prospects for increased performance in 1998, besides the addition of PDA's business, is the Company's move to include a new line of garments in the disposable medical industrial area for such products as laboratory coats and hats used primarily by laboratories and pharmaceutical companies and the possibility of new government contracts which would have a positive effect on net sales. Recently, the Company added an orthopaedic operating room gown to its line and a new line of sterilized products will also be shortly introduced. The Company is looking forward to the possibility of additional sales derived from manufacturing a product called the "Rigg" as mentioned in other reports; however the outlook for this item cannot be anticipated as yet because marketing is only beginning. The Company has already begun manufacturing this product.

         For information with respect to the possible effect of future trends on operations, see the discussion under the caption "Trends Affecting Liquidity, Capital Resources and Operations."

III.  Capital Resources.

         The Company embarked on a program to offer sterilized products as an addition to its product line. In order to accomplish this addition, the Company allocated approximately $6,976 in leasehold improvements for the construction of a "clean room" and additional funds for the acquisition of certain equipment. The Company expects to be in position to begin manufacturing sterile items within the near future and does not expect the expenditure of significant amounts for this project.

         Additional office equipment expenditures accounted for an increase of approximately $27,891 in capital spending since the year end, mainly for computer equipment and additional office equipment necessary to accommodate PDA's business.

         Except as stated above, there were no material changes in property and equipment during the first nine months of fiscal 1997.

         There also were no material commitments for capital expenditures at the end of the period. However, under a lease agreement for the occupancy of its manufacturing facility at Beechgrove Place, Utica, New York, the Company has the right to purchase the property for an option price of $600,000. The Company has not yet made any determination whether or not it will exercise its option, which if exercised, will require separate financing. Because of the value of the building, management does not anticipate that a substantially large down payment would be required and monthly amortization charges should not substantially exceed rentals now being paid.

         Except as noted above, the Company also does not presently anticipate the allocation of significant resources for machinery and equipment purchases. Any such commitments will be dependent on demand for the delivery of products under new or increased orders and will primarily be purchased in cooperation with New York State financing programs, leasing programs or bank financing without committing substantial cash assets. Future conditions, such as successful equity financing efforts, including its proposed warrant offering, may change this position.

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

         Many disposable products offered by the Company are made from plastic-based materials which have raised concern among environmental groups over their proper disposal. Although management believes that such concerns are, in many cases, valid, it is also believed that these concerns must be balanced with safety provided by these products against infectious diseases such as AIDS, hepatitis and others. This belief has recently been reinforced by the comprehensive safety regulations issued by the Occupational Safety and Health Administration (OSHA) which require extensive new measures to combat the spread of infection and disease in many industries which had not previously required such measures. Most importantly, from the point of view of the Company, are the new requirements for protective apparel such as the items manufactured by the Company. Management believes that these new regulations, which are now fully implemented, will increase demand for the Company's products and significantly expand the Company's markets. Management believes that most significant among these new markets for its products will be hospitals looking to comply with the new OSHA regulations and emergency service industries, including police, fire and ambulance services, which routinely are exposed to unusually high risk of infectious diseases and physicians.

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

         Management also believes that perhaps the most significant adverse impact upon its liquidity, capital resources and future operations may result from economic pressures to keep health care costs low. Spearheaded by health care insurers and now the federal government, the entire health care industry in the United States has come under increasing pressure and scrutiny to reduce un-necessary and wasteful costs. To meet the criticism in recent years over the higher cost of disposable products, the Company has introduced a line of limited reusable products. These products are designed to be washed and reused from between 25 and 100 times before being replaced. Management believes that such products will not only address the economic concerns but also the environmental issues by reducing the amount of products which are being discarded. However, as already mentioned, in situations where there is a high risk of spreading infection, management believes that the disposable products which are the mainstay of its business will continue to have strong appeal and demand in the marketplace.

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

         Each of the above factors may have a significant impact upon the Company's future operations. At present, however, management believes that safety concerns over the spread of infectious diseases such as AIDS and hepatitis will, at least for the foreseeable future, outweigh economic and environmental concerns. Consequently, management does not anticipate any adverse impact upon its future operations for the foreseeable future. Apart from these factors, management knows of no trends or demands that would adversely affect the financial condition of the Company.




                                            PART II  OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits.

               11 - Calculation of primary and fully-diluted income (loss) per share. Reference is made to Note 9 of the financial statements, incorporated herein by reference.

          (b) Reports on Form 8-KSB

               None.

                                                    SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                HEALTH-PAK, INC.



                                    /s/ Anthony J. Liberatore
                                        Anthony J. Liberatore
                                        President
                                        Chief Operating Officer
Dated:  May 2, 1997



                                    /s/ Michael A. Liberatore
                                        Michael A. Liberatore
                                           Vice President
                                       Chief Financial Officer
Dated:  May 2, 1997