Form 10KSB/A
period 1996-05-31
HEALTH PAK INC
filed 1997-06-30
CIK 840823

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C., 20549
                          --------------------------
                                  FORM 10-KSB/A
                               AMENDMENT NUMBER 1

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

Securities registered under Section 12(b) of the Exchange Act: None  ction

Securities registered under Section 12(g) of the Exchange Act: None

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB [ X ]

         State issuer's revenues for its most recent fiscal year $1,881,149.

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

                                                         1

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                              YEAR ENDED MAY 31, 1996






















                                                     CONTENTS


                                                                       Page


Independent auditors' report                                           F-2


Consolidated financial statements:

  Balance sheet                                                        F-3

  Statement of income (loss)                                           F-4

  Statement of shareholders' equity                                    F-5

  Statement of cash flows                                              F-6

Notes to consolidated financial statements                          F-7 - F-16

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












Zeller Weiss & Kahn
September 4, 1996
Mountainside, New Jersey
                                                                          F-2

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                     CONSOLIDATED BALANCE SHEET - MAY 31, 1996




                           ASSETS                                                                    LIABILITIES

Current assets:                                                               Current liabilities
  Cash                                                    $     1,376            Current portion of long term debt     $    17,105
  Receivables, trade, net of                                                     Notes payable, bank (Note 5)               80,827
   allowance of $2,000                                        286,926            Accounts payable                          477,688
  Inventory (Notes 3 & 4)                                     571,619            Payroll and sales tax payable and
  Income tax refund receivable,                                                   accrued expenses                          39,155
                                                                                                                        -----------
   current                                                      1,740
  Prepaid expenses                                             92,381
  Current portion of consulting
   agreement                                                    6,667

    Total current assets                                      960,709              Total current liabilities               614,775
                                                           ----------                                                    ----------

Property and equipment (Notes 3 & 6):
   Machinery and equipment                                    293,783         Long-term debt, net of current
   Leasehold improvements                                      87,546           portion (Note 6)                            16,662
                                                                                                                         ----------
   Office equipment                                            71,638
   Automotive equipment                                        21,021
                                                              473,988
   Less accumulated depreciation                              180,841         Commitments (Note 7)
                                                           ----------

                                                              293,147

Other assets:
  Deposit on building                                          23,400
  Security deposits                                               241
  Prepaid consulting agreements, net                                          Shareholders' equity
   of current portion (Note 7)                                  5,555            Preferred stock A, 9% cumulative
  Deferred offering expenses (Note 11)                        100,000             convertible $10 par, 5,000,000 shares
  Deferred income taxes                                        83,115             unauthorized and unissued
  Cash surrender value, officers'                                                Common stock, .001 par value 2,000,000
   life insurance                                              16,139             shares authorized, none outstanding
  Officer's loan (Note 15)                                      1,150            Common stock, .002 par value 20,000,000
                                                           ----------
                                                                                  shares authorized 13,972,039 issued
                                                              229,600             and outstanding                           27,943
                                                           ----------
                                                                                 Additional paid in capital              1,786,011
                                                                                 Retained earnings (deficit)           (   961,935)
                                                                                                                        ----------
                                                                                                                           852,019
                                                                                                                           -------

                                                           $1,483,456                                                   $1,483,456
                                                           ==========                                                   ==========


     See notes to consolidated financial statements.
                                                                        F-3

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                      CONSOLIDATED STATEMENT OF INCOME (LOSS)

                                         YEARS ENDED MAY 31, 1996 AND 1995











                                                                                        1996              1995
                                                                                        ----              ----

Net sales                                                                           $1,881,149         $2,059,630

Cost of sales                                                                        1,344,209          1,565,915
                                                                                    ----------         ----------

Gross profit                                                                           536,940            493,715

Selling, general and administrative
 expenses                                                                              714,978            471,285
                                                                                    ----------         ----------

Income (loss) from operations                                                     (   178,038)             22,430

Interest expense                                                                        13,442             17,330
                                                                                    ----------         ----------

Income before income taxes                                                        (   191,480)              5,100
                                                                                   ----------          ----------

Income taxes expense (benefit) (Note 8):
  Current
  Deferred                                                                        (    15,160)              1,020
                                                                                   ----------          ----------

Net income (loss)                                                                 ($  176,320)         $    4,080
                                                                                   ==========          ==========

Net income (loss) per common share:

  Primary                                                                       ($    0.02)           $     0.00
                                                                                   ==========         ==========

  Fully diluted                                                                          N/A                N/A

Weighted average number of common shares outstanding (Note 16):

  Primary                                                                         16,437,868            10,812,712
                                                                                  ==========             ==========

  Fully diluted                                                                         N/A                N/A
















     See notes to consolidated financial statements.

                                                                        F-4

                             HEALTH-PAK, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                              JUNE 1, 1994 TO MAY 31, 1996








                                                                                                 Unissued
                                 Common stock          Preferred stock     common stock          Capital      Retained
                             number of $.002 par      number of $10 par  number of $.002 par    in excess     earnings
                                 shares     amount    shares    amount     shares   amount      of par val.   (deficit)    Total
                                 ------     ------    ------    ------      ------  ------      -----------    -------     -----


Balance at June 1, 1994         10,007,297  $20,014     6,500    $65,000                         $1,416,940   ($789,695)   $712,259

Shares issued for consulting agreement
 December 31, 1994               1,000,000    2,000                                                  18,000                  20,000

Shares issued for consulting agreement
 March 10, 1995                  1,767,242    3,534                          232,758   $466          36,000                 40,000

Conversion of preferred stock to common
 stock                                                 (6,500)  ( 65,000)     97,500    195         64,805                       0

Net income for year ended May 31, 1995                                                                           4,080       4,080
                                  ----------   -------  -----    -------     -------   ----      ----------   --------     --------

Balance at May 31, 1995          12,774,539    25,548      0         0      330,258    661       1,535,745  ( 785,615)     776,339

Exercise of stock options         1,100,000     2,200                                              212,800                 215,000

Withdrawal from contract and reversal of
 common stock August 1, 1995                                              ( 232,758)  ( 466)   (    39,534)              (  40,000)

Reclassification of notes payable                                                                   77,000                  77,000

Issuance of common stock             97,500       195                      ( 97,500)  ( 195)                                     0

Net income for year ended May 31, 1996                                                                       ( 176,320)   ( 176,320)
                                   ----------   -------   ----- -------     -------     ----      ----------  --------     --------

Balance at May 31, 1996           13,972,039    $27,943       0      0           0         0      $1,786,011 ($961,935)    $852,019
                                  ==========    =======   =====  =======    =======     ====      ==========  ========     ========










     See notes to consolidated financial statements.

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                         YEARS ENDED MAY 31, 1996 AND 1995








                                                                                        1996               1995
                                                                                        ----               ----
Operating activities:
  Net income (loss)                                                                 ($176,320)           $  4,080
  Adjustments to reconcile net income to cash provided by
   operating activities:
    Depreciation                                                                        51,233             24,872
    Amortization                                                                                            3,443
  Changes in operating assets and liabilities:
    Decrease (increase) in interest receivable                                                              9,599
    Decrease (increase) in accounts receivable                                      (  88,057)             87,297
    Decrease (increase) in inventory                                                ( 107,336)         (  97,505)
    Decrease (increase) in income tax refund receivable                                  2,733              1,020
    Increase in prepaid expenses                                                    (   6,520)         (  58,792)
    Increase in accounts payable                                                        87,821             62,697
    Increase (decrease) in accrued expenses                                             26,544         (  30,553)
    Decrease in other assets                                                            12,514
                                                                                      --------         -----------

    Net cash provided from operating activities                                     ( 197,388)              6,158
                                                                                     --------            --------

Investing activities:
  Source of cash:
    Decrease in note receivable                                                                            68,000
  Use of cash:
    Purchase of property and equipment                                              ( 119,497)         (  34,978)
    Increase in other assets                                                                           (  17,100)
    Decrease (increase) in deferred offering expenses                                   82,354         (  28,936)
                                                                                      --------          --------

    Net cash used in investing activities                                           (  37,143)         (  13,014)
                                                                                     --------           --------

Financing activities:
  Sources of cash:
    Increase in long-term debt                                                          29,863              5,690
    Increase in notes payable, other                                                                       47,450
    Proceeds from issuance of common stock                                             215,000
  Use of cash:
    Decrease in notes payable, bank                                                                    ( 124,173)
    Payment of long-term debt                                                                          (  18,733)
    Decrease in notes payable, other                                                (  10,450)
                                                                                     --------

    Net cash provided from (used in) financing activities                              234,413         (  89,766)
                                                                                      --------          --------

Net increase (decrease) in cash                                                     (     118)         (  96,622)

Cash, beginning of period                                                                1,494             98,116
                                                                                      --------           --------

Cash, end of period                                                                   $  1,376           $  1,494
                                                                                      ========           ========

Supplemental  disclosures and cash flow  information:  Cash paid during the year for:
    Interest                                                                          $ 13,442           $ 18,012
                                                                                      ========           ========
    Income taxes                                                                      $      0           $      0
                                                                                      ========           ========

Supplemental schedule of non-cash investing and financing activities:
   Issuance of common stock for director fees, past
    services and consulting contracts, note payment                                   $ 37,000           $ 60,000
                                                                                   ========           ========
     See notes to consolidated financial statements.



                                                                         ` F-6

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

    On April 30, 1991, the date of acquisition of Health-Pak, Inc, the Company had outstanding shares of 387,648 to the public.

    On April 30, 1991, the Company acquired 100% of the issued and outstanding capital stock of Health-Pak, Inc. A New York corporation in exchange for 4,996,352 shares of which 4,756,077 shares were exchanged for 97.54% of the outstanding shares of Health-Pak, Inc. and 240,275 shares were retained to acquire the remaining outstanding shares of Health-Pak, Inc.

    The acquisition of Health-Pak, Inc. for accounting purposes has been treated as a recapitalization of Health-Pak, Inc. with Health-Pak, Inc, as the
    acquirer  as  in  a  reverse   acquisition.   The  historical  financial
    statements prior to April 1, 1991 are those of Health-Pak, Inc. Health-Pak, Inc. has recorded the translation with the Company as the issuance of stock for cash. The Company accounts for the issuance of the outstanding shares of the Company to the public on April 1, 1991 of
    387,648  shares  of  common  stock  for  $60,000.   Health-Pak,   Inc.'s
    historical   stockholder's  equity  has  been  retroactively   restated,
    recapitalized, for the equivalent number of shares received in the transaction with any differences between the par value of the issuer's and acquirer's stock recorded with an offset to paid in capital.

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

    Revenue recognition:
      The Company  maintains  its books and  records on the  accrual  basis of accounting, recognizing revenue when goods are shipped and expenses when they are incurred

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

      Effect of recently issued accounting standards:
       The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impaired of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. "SFAS" No. 121 requires that Long-Lived Assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events indicated that the carrying amount of an asset may not be recoverable. The Company has no impaired assets at May 31, 1996.

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


4.  Inventories:

    Inventories consist of:
                                                   May 31              May 31
                                                    1996                1995
                                                    ----                ----
        Raw materials                            $372,753            $227,582
        Finished goods                            198,866             236,701
                                                  --------           --------
                                                 $571,619            $464,283
                                                 ========            ========

5.  Line of credit:

    The Company has at its disposal a line of credit at Marine Midland Bank.The note is due on demand and carries interest at prime + 1.5%. Inventory and accounts receivable are pledged as security. The note is also secured by the personal guarantees of Anthony Liberatore and Alfred Zennamo to the extent of $50,000 in total. As of May 31, 1996 and 1995 the balance due on the line of credit was $80,827.

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








6.  Long-term debt:
                                                  Rate   Amount   Maturity

      Note payable, Key Credit               (a)   12%  $ 3,793  May, 1998
      Note payable, Manifest Group           (b)   10%   14,372  July, 1999
      Note payable, H.E.P Leasing Co.        (c)   10%    4,263  February, 1997
      Note payable, Waste Mgmt. of N.Y.      (d)   10%    7,763  November, 1998
      Note payable, Business Services, Co.   (e)   10%    3,576  January, 1998
                                                         -------
                                                         33,767
      Less current portion                               17,105
                                                         ------

                                                        $16,662
                                                        =======



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

      (e) Note payable is collateralized by equipment with a cost of $7,688. The note is payable in installments of $184 per month including interest.



      Maturities of long-term debt as of May 31, 1996 are as follows:

                            Year                                     Amount

                     May 31, 1997                                   $17,105
                     May 31, 1998                                    11,290
                     May 31, 1999                                     4,553
                     May 31, 2000                                       819
                                                                    -------

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

      Inaddition, the Company also issued 4,500,000 stock options at various exercised prices. As of May 31, 1996, 1,100,000 options have been exercised as follows:

                        Number of options                       Exercise price

                               600,000                                  .10
                               200,000                                  .25
                               300,000                                  .35

      The Company entered into a public relations consulting agreement on March 10, 1995. The agreement has a thirty month term and services commenced on June 11, 1995. The Company issued 1,750,000 shares of $.002 par per common shares plus an additional 17,242 shares of the original agreement that in addition to the 1,750,000 shares, 250,000 shares are to be issued at a rate of 8,621 shares per month over the next twenty nine months. A valuation of $.02 per share was used. The Company withdrew from the consulting agreement in August and no other shares were issued. In addition, advances made to the Company and on the books as a notes payable, other, were reclassified as payment for common stock already issued.

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

      The components of income tax expense (benefit) at May 31, 1996 are:

         Provision for income taxes:

              Federal tax                                             $     0
              State tax                                                     0
              Deferred tax benefit                                   ( 15,160)
                                                                      -------

                Total income tax benefit                             ($15,160)


         Deferred tax benefit arising from:

              Net operating loss carryfoward                         ($15,160)


      Reconciliation of income tax benefit at statutory rate to income tax expenses at the Company's effective rate is as follows:

              Tax benefit at statutory rate                          ($20,012)
              Surtax exemption                                          9,712
              State income tax benefit, net
               of federal tax benefit                                (  4,860)
              Income tax benefit                                     ($15,160)

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS









8.  Income taxes (continued):

      The components of deferred tax assets and liabilities are as follows:

                                                        Assets      Liabilities

              Bad debt allowances                     $   500
              Depreciation                                                $900
              Net operating loss carryfoward           83,515
                                                      -------           -------

                Total                                  84,015            $900
                                                                         ====
                Deferred tax liability                    900
                                                      -------
                Net deferred tax asset                $83,115
                                                      =======



      The components of income tax expense (benefit) for May 31, 1995 are:

      A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate is as follows:

              Computed expense at expected statutory rates          $1,734
              Surtax exemption                                     (   969)
              State tax                                                255
                                                                     ------
              Income tax expense                                    $1,020
                                                                    ======


    The effective statutory rate for 1995 was 34% for federal tax purposes.

    As of May 31, 1996 and 1995, the Company has available, for tax reporting purposes, net operating loss carryovers of approximately $449,000 and $394,000, respectively, which expires in 2009.



9.    Common stock purchase warrants and options:

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

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








9.  Common stock purchase warrants and options (continued):

      OnMay 15, 1989, the Company completed its public offering in which 50,000 units were offered at $6.00 per unit. Each unit would consist of six shares of common stock ($.002 par value) and eighteen Class A redeemable common stock purchase warrants and twelve Class B redeemable common stock purchase warrants. Each Class A warrant entitles the holder to purchase one additional share of common stock at $.75 per share until June 30, 1992. Each Class B warrant entitles the holder to purchase one additional share of common stock at $2.00 per share until March 5, 1992. Outstanding were 294,444 Class A and 196,296 Class B redeemable common stock purchase warrants of the Company. As of the balance sheet date of May 31, 1996 both Class A and Class B warrants have expired as of December 31, 1994.

      As of May 31, 1996 the unexercised options held by Silver Lake, Inc. are as follows:


        Amount of options                  Exercise price           Expiration

                 400,000                          .35       September 30, 1996
               1,000,000                          .75         October 31, 1998
               1,000,000                         1.25         October 31, 1998
               1,000,000                         2.00         October 31, 1998



10.   Employment contracts:

      The Company has no employment contracts. Further, it has no retirement, pension or profit sharing plan covering its officers or directors.


11.   Deferred offering expense:

    The value stated is the amount that has been paid by the Company for expenses incurred for the public offering of warrants. The deferred offering expenses on the issued or expired warrants have been deducted from the proceeds of the offering. The offering of the Class C warrants is expected to be completed in 1997. In the event the offering does not take effect, the deferred offering expenses will be charged to operating expenses.

    All deferred offering expense pertain to the Class C warrants which had not been issued as of the statement date. As of May 31, 1996 the Company has charged to opertion $125,419 for the current year.

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







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


14.   Subsequent events:

    On August 5, 1996, the Company signed a letter of intent to purchase the inventory, accounts receivable and equipment, less the accounts payable of the protective disposal apparel division of Scherer Healthcare Ltd.
    at September 30, 1996. The book value of the assets acquired from the subsidiary acquisition, on a consolidated basis, do not exceed 10% of the combined assets required by the significant subsidiary test of Regulation S-X Rule 210.1-02 (w).

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS










15. Related party transactions:

    Officers loans are unsecured and non-interest bearing. Officers have indicated that they will not be repaid in the current year.




16.   Earnings per share:

                                                May 31, 1996       May 31, 1995
                                                ------------      ------------

                                                  Primary            Primary

       Number of shares:
         Weighted average shares outstanding      13,085,785         10,812,712
         Incremental shares for outstanding
          stock options                            3,352,083
                                                   ---------        -----------

                                                  16,437,868         10,812,712



      Primary  earnings  per share  amounts are  computed  based on the weighted average number of shares actually outstanding. Shares that would be outstanding assuming exercise of dilutive stock options , all of which are considered to be common stock equivalents. Fully diluted earnings per share are the same as primary earnings per share for May 31, 1996 and May 31, 1995.

                       DOCUMENTS INCORPORATED BY REFERENCE


         Certain of the information required by Part IV "Exhibits and Reports on Form 8-K" is incorporated by reference from portions of the Registrants registration statement on Form S-1 as filed on November 2, 1993 under File Number 33-24483 NY

                                  FORM 10-KSB/A
                                HEALTH-PAK, INC.

                               Amendment Number 1


                                TABLE OF CONTENTS

Item
 No.                   Description                   Page


              Introduction                                4

                        PART I

   1.             Description of Business                 5


                        PART II

   7.     Financial Statements                           16


                        PART III

  10.             Executive Compensation                  16
  12.             Certain Relationships and
              Related Transactions                        17
  13.             Exhibits and Reports on Form 8-K        17

                                  INTRODUCTION

         This Amendment Number 1 contains only the Items that have been amended from the original report filed for the fiscal year ended May 31, 1996. Please refer to the original Form 10-KSB for other required parts of this report.

         The section entitled "Documents Incorporated by Reference" has been changed only to indicate the correct filing date of the Company's registration statement on Form S-1.

         Item Number 1 has been changed only to include the names of the Company's three largest customers under the heading "Sales and Marketing."

         Item 7, the Financial Statements have been revised and should be read as a whole.

         Item 10 has been changed by including compensation information for 1994 for the officers and directors of the Company and information concerning Alfredo Zennamo has been added, since he was an officer and a director in 1994.

         Item 12 has been amended only to include the value of certain land and a building transferred by Mr. Anthony J. Liberatore, President, to the Company.

         Item 13 has been changed to correct and to include certain dates in documents incorporated by reference.

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

         The area of sterilized surgical products is also considered by management to be the most challenging sector within the medical nonwoven marketplace. Both the production and the sterilization of sterilized surgical products require significant resources and must meet exacting FDA standards. The Company's founder and President, Anthony J. Liberatore, gained experience in the launching of a sterilized product line during his ten-year tenure at Disposable Profiles/Spartan Healthcare Inc. (see "MANAGEMENT"). However, the sterilized products sector is highly competitive and is presently dominated by Baxter International, Johnson & Johnson, Kimberly-Clark and two other large suppliers. At the present time, no sterilized products are manufactured or sold by the Company. Additional financing, will be required for the Company to acquire specialized equipment for the production of these products.

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

         In late fiscal 1995 the Company entered into an exclusive manufacturing agreement with Silver Lake Holdings, Ltd. ("Silver Lake"), a privately held corporation which owns the exclusive worldwide manufacturing and distribution rights for a new sports-related product called "The Rigg." Under terms of the agreement the Company will manufacture the product for Silver Lake on the basis of cost plus 30%. In essence, The Rigg is new product, constructed of a neoprene holder and strapping, intended to facilitate the easy and safe carrying of sports balls of virtually any size or shape. It will have particular application for persons using motorcycles or bicycles who will be able, with the use of the Rigg, to sling the ball over their shoulder, thereby freeing both hands to control a motorcycle or bicycle.

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

Recent Developments.

         The Company is presently negotiating with the holders of the outstanding common stock of Protective Disposable Apparel, Inc. ("Protective"), a manufacturer of apparel products which such as lab coats, pants, clean room apparel, kits for industrial safety and contamination control and other similar products which are distributed to laboratories and industry users, for a partial acquisition of Protective. If terms are successfully negotiated, the Company will acquire a controlling interest in Protective but not a 100% ownership in said corporation. Current revenues for Protective are in the area of $2,000,000 per annum. The Company believes that a combination with Protective will be beneficial to both companies because of the economies of operation that the joining of these companies would achieve. In addition, the Company would access additional customers to make sales of its own products and, Protective would be in a position to offer its products to the Company's customers.

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

         During fiscal 1996 the Company's three largest customers accounted for 8%, 7% and 6%, respectively, of its total annual net sales. The Company's three largest customers were Physici-ans
Sales Service, Inc., Caligone, Inc. and Emjay, Inc.

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

         During the periods ended May 31, 1994, May 31, 1995 and May 31, 1996, the following remuneration was paid to the officers and directors of the
Company:

                                                Annual

                                                Compensa                                Long Term             All Other
Name and                                        tion;                                   Compensa-             Compensa-
Position                Year                    Salary              Bonus               tion                  tion(1)


Anthony                 1996                    $ 51,900            None                None                  $10,460
Libera-                 1995                    $ 47,431            None                None                  $24,061 2
tore;                   1994                    $ 73,050            None                None                  $22,861 2
President

Michael                 1996                    $ 33,673            None                None                  $1,261
Libera-                 1995                    $ 29,446            None                None                  $1,261
tore;                   1994                    $ 40,186            None                None                  $1,261
Vice Pre-
sident

Alfredo                 1994                    $ 38,019            None                None                  $1,261
Zennamo;
Vice Pre-
sident







(1) Includes the value of health and life insurance paid for the benefit of the persons named herein.
(2) Includes amount paid to Anthony Liberatore for rent of building at 1208 Broad Street, Utica, New York in 1994 and 1995.


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

         The property was originally valued at between $132,798 and $133,000 by independent appraisal of Thomas R. Mazzotta Co.

ITEM     13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required to be filed pursuant to Item 601 of Regulation S-K:


          3. Certificate of Incorporation and By-Laws, with all Amendments thereto, filed previously as Exhibit 3 to Registrant's S-1 registration statement under SEC file

                  No. 33-43230 filed on November 2, 1993 and is incorpo-rated herein by reference.

          4.  Warrant Agreement, filed previously as Exhibit
                  10 to the Registrant's initial registration statement on Form S-18 under SEC file No. 33-24483-NY and is incorpo-rated herein by reference.

  10(a).  Lease Agreement between the Company and Anthony
          J. Liberatore for premises at 1208 Broad Street, Utica,
                  New York, filed previously as Exhibit 10(c) to the Regis-trant's S-1 registration statement filed on November 2, 1993 under SEC file No. 33-43230 and is incorporated herein by reference.

  10(b). Employment Agreement dated as of June 1, 1991 between the Company and Anthony Liberatore filed previously as Exhibit 10(d) to the Registrant's S-1 registration statement filed on November 2, 1933 under SEC file No. 33-43230 and is incorporated herein by reference.

  10(c). Employment Agreement dated as of June 1, 1991 between the Company and Michael Liberatore filed previously as Exhibit 10(e) to the Registrant's S-1 registration statement under SEC file No. 33-43230 filed on November 2, 1993 and is incorporated herein by reference.

  10(e). Letter of Intent between the Registrant and Consol idated Healthcare Corp., dated March 11, 1993, filed previously under Current Report on Form 8-K, dated March 17, 1993 under SEC file No. 33-24483-NY and incorporated herein by reference.

  10(f). Letter of Intent between the Registrant and Covers North America, Inc., dated July 20, 1993, filed previously under Current Report on Form 8-K, dated July 26, 1993 under SEC file No. 33-24483-NY and is incorporated herein by reference.

  10(g).  Contract for Purchase and Interim Lease between Regis trant and the Utica Industrial Development Corporation for the lease and ultimate purchase of an office and manufacturing facility located at 2005 Beechgrove Place, Utica, New York, dated July 23, 1993, filed previously under Current Report on Form 8-K, dated July 27, 1993 under SEC file No. 33-24483-NY and is incorporated herein by reference.

  10(h).          Amendment to Lease  Agreement  between the Company and Anthony
                  J. Liberatore dated March 1, 1995 relating to changes in the lease and option to purchase the premises located at 12008 Broad Street, Utica, New York. Filed as an Exhibit to Form 10-KSB for the Year ended May 31, 1995 and is incorporated herein by reference.

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

     11.  Statement re computation of per share earnings, See
                  "Financial Statements - Statement of Operations and Note
                  18."

     21.  Subsidiaries of the Registrant.  Filed as an Exhibit to
                  Form 10-KSB for the year ended May 31, 1995 and is incorporated herein by reference.

  23(a). Consents of B. Bruce Freitag, Esq., and Zeller Weiss & Kahn, Certified Public Accountants, filed previously as Exhibit 24(a) to the Registrants S-1 registration statement under SEC file No. 33-43230 on November 2, 1993 and is incorporated herein by reference.

  23(b). Consent of Usher Quiat & Usher, litigation counsel for the Registrant, filed previously as Exhibit 24(b) to the Registrants S-1 registration statement under SEC file No. 33-43230 and is incorporated herein by such reference.

    (b)  Form 8-K filings:

                  None filed during last quarter of the fiscal year.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              HEALTH-PAK, INC.


Dated: June 17, 1997                            By: /s/Anthony J. Liberatore
                                                 -------------------------
                                                   Anthony J. Liberatore
                                                President & Principal Execu-
                                                             tive Officer


Dated: June 17, 1997                            By: /s/Michael A. Liberatore
                                                -------------------------
                                                 Michael A. Liberatore,
                                                 Vice President, Treasurer
                                                 Principal Financial & Account-
                                                 ing Officer

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: June 17, 1997               /s/Anthony J. Liberatore
                                  --------------------------
                                    Anthony J. Liberatore
                                    President & Principal Executive
                                    Officer


Dated: June 17, 1997              /s/Michael A. Liberatore
                                  --------------------------
                                  Michael A. Liberatore,
                                  Vice President, Treasurer
                                  Ast. Secretary, Principal
                                  Financial & Accounting Officer



Dated: June 17, 1997              /s/William F. Meola
                                 ---------------------
                                  William F. Meola
                                  Director