Form 10QSB/A
period 1996-08-31
HEALTH PAK INC
filed 1997-06-30
CIK 840823

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549





                                  FORM 10-QSB/A

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

                            Balance sheet as of August 31, 1996             F-2

                            Statement of income for three months ended
                            August 31, 1996 and 1995                        F-3

                            Statement of cash flows for three months
                            ended August 31, 1996 and 1995                  F-4

                            Notes to condensed consolidated financial
                            statements                                   F-5-10



               Item 2.      Management's discussion and analysis of
                            financial condition



Part II.       Other information



Signatures

                         HEALTH-PAK, INC. AND SUBSIDIARY

             CONDENSED CONSOLIDATED BALANCE SHEET - AUGUST 31, 1996








                                     ASSETS

Current assets:
  Cash                                                         $      618
  Receivables, trade, net of allowance of $2,000                  270,864
  Inventory (Notes 2 & 3)                                         596,121
  Income tax refund receivable, current                             1,740
  Prepaid expenses                                                 94,747
  Current portion of consulting agreement                           6,667
                                                                 ----------
    Total current assets                                          970,757
                                                                 ----------

Property and equipment (Note 2):
  Machinery and equipment                                         299,178
  Leasehold improvements                                           89,335
  Office equipment                                                 88,874
  Automotive equipment                                             21,021
                                                                ----------
                                                                  498,408
  Less accumulated depreciation                                   175,737
                                                                  -------

                                                                  322,671
                                                                  -------

Other assets:
  Investment in Silver Lake Holdings, Ltd. (Note 4)               130,637
  Deposit in building                                              58,400
  Security deposits                                                   241
  Prepaid consulting agreements, net of current portion
   (Note 7)                                                         3,889
  Deferred offering expenses                                      225,710
  Deferred income taxes (Note 8)                                   89,437
  Cash surrender value, officers' life insurance                   16,139
  Officers' loans                                                   1,150
                                                                 ----------
                                                                  525,603
                                                                 ----------

                                                                $1,819,031
                                                                ==========


                                   LIABILITIES

Current liabilities:
  Current portion of long-term debt (Note 6)                  $   16,227
  Notes payable, bank (Note 5)                                    78,132
  Accounts payable                                               510,336
  Payroll and sales tax payable and accrued expenses              46,182
                                                                ----------
    Total current liabilities                                    650,877
                                                                ----------

Long-term debt, net of current portion (Note 6)                   29,114
                                                                ----------

Commitments (Note 7)

Shareholders' equity:
  Preferred stock A, 9% cumulative convertible, 5,000,000
   shares unauthorized and unissued
  Common stock, .001 par value 2,000,000 shares authorized,
    none issued
  Common stock, .002 par value 20,000,000 shares authorized,
   issued and outstanding 14,265,372                               28,543
  Additional paid in capital                                    1,956,811
  Retained earnings                                           (   846,314)
                                                                ----------
                                                                1,139,040
                                                                ----------

                                                               $1,819,031
                                                               ==========




     See notes to condensed consolidated financial statements.
                                                                            F-2

                         HEALTH-PAK, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                   THREE MONTHS ENDED AUGUST 31, 1996 AND 1995













                                                          1996           1995
                                                          ----           ----

Net sales                                            $  398,078     $  435,565

Cost of sales                                           290,112        305,104
                                                      ----------    ----------

Gross profit                                            107,966        130,461

Selling, general and administrative
 expenses                                               108,317        116,470
                                                      ----------    ----------

Income (loss) from operations                       (       351)        13,991
                                                      ----------     ----------

Other charges:
  Loss on investments                                     5,763
  Interest expense                                        6,950          1,322
                                                      ----------     ----------
                                                         12,713          1,322
                                                      ----------     ----------

Income (loss) before income taxes                   (    13,064)        12,669
                                                     ----------      ----------

Income taxes:
  Current                                          (     3,266)          2,535
                                                     ----------      ----------

Net income (loss)                                 ($    9,798)      $   10,134
                                                     ==========     ==========

Earnings per common and dilutive common equivalent share:

  Primary                                          $     0.00$           0.00
                                                     ==========      ==========

  Fully diluted                                    $     0.00        $   0.00
                                                    ===========       =========

Weighted average number of common shares and dilutive outstanding:

  Primary                                           14,088,706       13,104,797
                                                    ==========       ==========

  Fully diluted                                     14,088,706       13,104,797
                                                    ==========       ==========












     See notes to condensed consolidated financial statements
                                                                           F-3

                         HEALTH-PAK, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                   THREE MONTHS ENDED AUGUST 31, 1996 AND 1995








                                                           1996          1995
                                                           ----          ----
Operating activities:
  Net income (loss)                                     ($  9,798)     $ 10,134
  Adjustments to reconcile net income to cash provided by
   operating activities:
    Depreciation                                            9,440         8,334
    Amortization                                           10,246         5,667
    Loss on investment                                      5,763
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable             16,061     (  47,648)
    Increase in inventory                               (  24,502)    (  43,017)
    Decrease in income tax refund receivable                              1,805
    Increase in prepaid expenses and interest receivables(  2,366)    (   2,293)
    Increase in accounts payable                            9,525        44,811
    Increase in accrued expenses                            7,027         7,788
    (Increase) decrease in deferred income taxes        (   6,322)        2,535
                                                          --------     --------

    Net cash provided from (used in) operating activities  15,074     (  11,884)
                                                          --------     --------

Investing activities:
  Use of cash:
    Purchase of property and equipment                  (  24,420)   (  25,703)
    Increase in other assets                            (     291)   (     430)
                                                         --------     --------

    Net cash used in investing activities              (  24,711)    (  26,133)
                                                         --------     --------

Financing activities:
  Sources of cash:
    Proceeds from issuance of common stock               35,000
    Increase in notes payable, other                                    20,000
    Proceeds from loan                                   17,236         20,064
  Use of cash:
    Payment of notes payable                          (   2,695)     (     700)
    Payment of current portion of long-term debt      (     878)
    Payment of long-term debt                         (   4,784)     (     885)
    Payment of deferred offering expenses             (  35,000)     (   1,800)
                                                       --------       --------

    Net cash provided from financing activities           8,879         36,679
                                                       --------       --------

Net decrease in cash                                 (     758)     (   1,338)

Cash, beginning of period                                1,376           1,494
                                                       --------       --------

Cash, end of period                                   $    618        $    156
                                                       ========       ========

Supplemental  disclosures and cash flow  information:
 Cash paid during the year
 for:

    Interest                                          $  6,950        $  1,322
                                                       ========       ========
    Income taxes                                      $      0       $      0
                                                      =========       ========

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
                                           ========                  ========


4.  Investment:

    On June 23, 1995, the Company issued 200,000 shares of common stock to Silver Lake Holding Company, Inc. to purchase a 10% interest in the issued and outstanding common stock of Silver Lake Holding Company, Inc. The fair market value of the investment was $136,400.

    The value of the stock contributed by the Company was based on the average market value of the stock traded from June 1, 1995 to December 31, 1995. This investment is accounted for under the equity method of accounting. For the three months ended August 31, 1996, the Company recorded a loss of $5,763 for the period.


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
                                                                    -------

                                                                    $45,341
                                                                    =======

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

   Rent charged to August 31, 1996 and May 31, 1996 was $28,500 and $99,000 respectively.

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


      The Company entered into a public relations consulting agreement on March 10, 1995. The agreement has a thirty month term and services commenced on June 11, 1995. The Company issued 1,750,000 shares of $.002 par per common shares plus an additional 17,242 shares of common stock as part of the original agreement that in addition to the 1,750,000 shares, 250,000 shares are to be issued at a rate of 8,621 shares per month over the next twenty nine months. A valuation of $.02 per share was used. The Company withdrew from the consulting agreement in August and no other shares were issued. In addition, advances made to the Company and on the books as a notes payable, other, were reclassified as payment for common stock already issued.

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

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       THREE MONTHS ENDED AUGUST 31, 1996
                                   (Unaudited)








10.  Subsequent events:

        The Company is in the process of purchasing a 65% equity interest in Protective Apparel, LLC, a company operating in the disposal apparel business. The LLC in turn is expected to purchase a continuing business, Scherer Healthcare, LTD, d/b/a Protective Disposal Apparel. As of October 28, 1996 the balance sheet of the LLC was as follows:


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