Form 10KSB
period 1997-05-31
HEALTH PAK INC
filed 1997-12-03
CIK 840823

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C.  20549

                                                    FORM 10-KSB


                  [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITY EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the fiscal year ended May 31, 1997   Commission file No.  33-24483NY


         DELAWARE                                            11-2914841
State or other jurisdiction                             (IRS Employer ID#)
 of incorporation or organization

                                          HEALTH-PAK, INC.
                  Exact name of Registrant as specified in its charter

                             1208 Broad Street,  Utica,  New York 13504 (Address
                  of principle executive offices) (Zip code)

         Registrant's telephone number, including area code  (315) 724-8370

         Securities registered pursuant to Section 12 (b) of the Act:  None

         Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934, during the preceding 12 months (or for such period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes     X            No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of the Registrant' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB. [X]

       Issuers revenue for its most recent fiscal year $3,421,452

       The aggregate market value of the voting common stock held by non-affiliates (1) of the Registrant based on the average of the high ($
       ) and low ($    ) bid prices ($    ) of the Company's Common Stock, for
       the week ended                 is approximately           based upon the
       shares of Registrant's Common Stock held by non-affiliates.

       The number of shares outstanding of each of the Registrant's classes of Common Stock, as of May 31, 1997 is 15,490,009 shares all of one class of $.002 par value Common Stock.


                           DOCUMENTS INCORPORATED BY REFERENCE
                                        NONE


         Transition Small Business Disclosure Format  Yes           No    X

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

                                  May 31, 1997

                                TABLE OF CONTENTS

Item
 No.                   Description                             Page

                                     PART I

1.       Description of Business                                 4
2.       Description of Properties                              15
3.       Legal Proceedings                                      15
4.       Submission of Matters to a Vote
         of Security Holders                                    16


                                     PART II

5.       Market for Common Equity
         and Related Stockholder Matters                        17
6.       Management's Discussion and Analysis
         or Plan of Operation                                   18
7.       Financial Statements                                   29
8.       Changes In and Disagreements With
     on Accounting and Financial Disclosure                     29


                                    PART III

9.       Directors, Executive Officers, Promoters
     and Control Persons; Compliance With Section
         16(a) of the Exchange Act                              30
10.      Executive Compensation                                 32
11.      Security Ownership of Certain
         Beneficial Owners and Management                       33
12.      Certain Relationships and
         Related Transactions                                   33


                                     PART IV

13.      Exhibits and Reports on Form 8-K                       35

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

         The Company's primary business in fiscal 1997 continued to be the manufacture and/or distribution of reusable and nonwoven disposable textile products, including apparel such as examination gowns, lab coats, surgical gowns, coveralls and ancillary items such as aprons, masks, caps, covers, surgical draperies, diapers and underpads, towels, wipes, cloths and sterilization wraps and other related products, which were sold primarily to the hospital and medical marketplace and non-medical fleece sportswear, winter wear and golf wear sold primarily to customers in the regular clothing industry.

         During the 1997 fiscal year, however, the Company also acquired the assets and business of Protective Disposable Apparel Company L.L.C. ("PDA") which basically added a new dimension to the products offered by the Company.

         PDA's products, though somewhat similar to the Company's products, are primarily sold to industry markets such as pharmaceutical companies, the nuclear industry, laboratories and other similar types of operations where either a "germ resistant," "contamination free" or "clean room" atmosphere is needed. Because the items sold by PDA are so similar to the Company's products, the Company is able to undertake the manufacture of most of PDA's inventory in many instances.

         PDA's products include industrial safety coveralls, lab coats and caps and other industrial safety items used for protective purposes. A "paint spray" jacket and coveralls have been added for use in the automotive industry.

         New for this year are sterilized products such as sterile laboratory coats, coveralls, hoods and boots, influenced by the PDA acquisition. These are items which are principally used in environments where a germ-free objective is required by the customer.

         To accommodate the production of "clean room" products, primarily for PDA customers, the Company built its own "clean room" facility which is necessary for the production of sterile products. This facility was completed during the 1997 fiscal year and is now in full operation. Over 90% of sterile items are manufactured for disposable use.

         The area of sterilized surgical products is also considered by management to be the most challenging sector within the medical nonwoven marketplace. Both the production and the sterilization of surgical products require significant resources and must meet exacting FDA standards. The Company's founder and President, Anthony J. Liberatore, gained experience in the launching of a sterilized product line during his ten-year tenure at Disposable Profiles/Spartan Healthcare Inc. (see "MANAGEMENT"). However, the sterilized products sector is highly competitive and is presently dominated by Baxter International, Johnson & Johnson, Kimberly-Clark and two other large suppliers.

         Also during the 1997 fiscal year, the Company introduced "sonic sealed" garments which are items produced by a sonic welding process at the seams, and are manufactured by ultrasonic equipment which essentially changes the molecular structure of the material being made, to form a complete and impenetrable seal at the point of closure. No heat is used or necessary for this process. These garments are fluid and chemical resistant and are used primarily in chemical and nuclear work.

         This year the Company also began to sell its outdoor sportswear, spun polyester fleece items, winter wear and recreational wear and other non-medical or industrial protective wear through another outlet store in the Utica area as well as through its own factory outlet store. While these sales are not material compared to the overall revenues for other products, this has been a slowly growing business for the Company.

         These products include winter wear scarves, hats, gloves, pants, socks, jackets, shirts and related other wearables and accessories for both men and women.

         The Company has also marketed the non-medical and nonindustrial items to specialty catalog companies and retail stores principally in the Northeastern United States. The modest success of the outlet store and non-medical products in past years has prompted the Company to continue this operation during the current fiscal year. During fiscal 1997 the outlet store accounted for approximately 3% of net revenues compared to 5% in 1996. The lower percentage this year results from greater revenues from other products in fiscal 1997 and the additional revenues from the acquisition of PDA rather than lower sales from these sources.

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

         In addition to the products which it manufactures directly, to a lesser extent, the Company also acts as a distributor of related products manufactured by others. These products are sold as an ancillary part of the Company's product line to provide its customers with a more complete selection of items. Although the Company continues to distribute such products, it has been reducing its dependence on the distribution of third party products and has emphasized sales of its own expanded product lines.

         During the fiscal year ended May 31, 1997, with the acquisition of PDA and its own expanded product line, the Company de-emphasized manufacturing for private label, labor only contracts. Last year approximately 25% of total production was engaged in this business.

The Nonwoven Medical Disposable Industry.

         Until late in fiscal 1994, most of the products manufactured by the Company utilized disposable "nonwoven" materials. These materials currently are still used in the manufacture of disposable products offered by the Company. Although the balance in demand for disposable and reusable products changes from time to time, the Company continues to offer both types of products and it is in a position to shift from one to the other as customer demand changes.

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

Proposed New Products.

         The Company is working on and plans to market in the near future a line of fire-retardant garments for fire safety industry use. The Company has produced a prototype of these garments and has received trial, sample orders for this product.

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

         The Company has been anticipating the development of the "Rigg." The Rigg is a sling-like belt or holder constructed of a neoprene strapping, intended to facilitate the easy and safe carrying of sports balls of virtually any size or shape. It allows the user to sling a ball over the shoulder and leave hands free for either riding a bicycle, motorcycle or moped or otherwise for carrying packages or equipment.

         The Company entered into an exclusive manufacturing agreement in 1995 with Silver Lake Holdings, Ltd. ("Silver Lake"), a privately held corporation which owns the exclusive worldwide manufacturing and distribution rights for this sports-related product. Under terms of the agreement the Company will manufacture the product for Silver Lake on the basis of cost plus 30%.

         The Rigg has other applications as well and has generated some interest from a television broadcast last year. Following the end of fiscal 1995, the Company received its first shipment from Silver Lake of neoprene and other required raw materials as well as the required sewing machinery to begin manufacture of the Rigg, as required under its manufacturing agreement. Although recent interest has been received from a major retailer of sports equipment, this product has been slow to develop from a marketing point of view. Since the Company has only manufacturing responsibilities under the terms of its agreement with Silver Lake, it has no control over the marketing efforts for this product and is dependent on Silver Lake to achieve market interest. This current year, the Company may take a more active role in marketing the product. While the Company believes this product can generate substantial revenues, at this time, the Company does not know when Silver Lake will accomplish the necessary development for this product to become a significant factor in its product line. The Company is, however, encouraged by the new interest of the major sports retailer mentioned above.

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

         To date the Company has relied primarily on sales though Northeast-based dealers, manufacturer's representatives and on "private label" agreements for the marketing of its products and sales by Company officers and employees. The Company's customer base also consists of firms with which the Company has "private label" arrangements and a number of direct end-users.

         The Company markets PDA products through a network of five independent manufaturers representative groups specializing is sales to the clean room distribution market, or sales to industrial users of clean room supplies. In addition, the Company maintains a small sales office facility in Arden, North Carolina which is staffed by two full-time sales employees and one part-time employee. The Arden sales group handles sales to national and international accounts, house accounts and other similar customers of PDA.

         Richard Welch, sales manager for PDA products also travels for certain sales and visits customers on a regular basis.

         The Company is also represented by two of the largest distributors of industrial products and is featured in the national catalogue of one of the distributors. In addition, the Company advertises its PDA products in four or five industry magazines and sales representatives for PDA attend safety and clean room shows to offer PDA products.

         During fiscal 1997 the Company's three largest customers accounted for 8%, 7% and 6%, respectively, of its total annual net sales.

Competition.

         The medical marketplace is an intensely competitive atmosphere for manufacturers of medical items made from fabrics, and is populated by over fifty suppliers ranging in size from multinational concerns like Baxter International, Johnson & Johnson and Kimberly-Clark to enterprises smaller in size than the Company. Certain of these companies, such as Baxter International and Kimberly-Clark, are also suppliers of the basic materials used by the Company in the manufacture of its products as well as being manufacturers or suppliers of finished products. At present, the Company purchases a portion of its raw materials from Kimberly-Clark and others. However, management believes that there are adequate alternative sources for the materials purchased from these suppliers so that a loss of any one source of supplies would not have a materially adverse impact upon the Company's operations. See "Suppliers."

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

         The products manufactured for industrial use such as safety coveralls, laboratory coats, caps and other similar products such as those distributed by its PDA subsidiary is equally subject to extreme competition, primarily from the same suppliers to the medical industry. Competition in this area must be characterized as intense.

         The Company will compete in this industry by offering quality products and service, and primarily by being competitive in terms of its pricing.

         Also, while presently not significant in its present product line, sportswear items are equally subject to intense competition from very large and well-known manufacturers, garment designers and smaller producers of similar apparel. The Company competes aggressively in these markets as well on the basis of price, service and quality.

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

Employees

         At present the Company employs a total of 72 persons, including two executive officers, eight employees in managerial or supervisory capacities, two hourly office workers and 62 hourly production employees. As the Company implements the planned expansion of its operations it will require additional personnel, both skilled and unskilled. Although the Company believes that the personnel it will require are readily available at reasonable salary rates, no assurance can be given that it will be able to attract the type and quantity of employees its operations will require. Further, even if such personnel are available, no assurance can be given that they can be hired on terms favorable to the Company.


Production Facilities.

         On July 23, 1993 the Company entered into a Contract for Purchase with the Utica Industrial Development Corporation ("UIDC") for the lease or ultimate purchase of its present office and manufacturing facility located at 2005 Beechgrove Place, Utica, New York (the "Premises") which it now occupies. The property is a cinder-block building having approximately 43,500 square feet of office and manufacturing space situated on approximately 4.6 acres of land. The Company has now consolidated all of its executive offices and manufacturing operations within this single facility.

         In conjunction with the proposed purchase of the premises, the Company has entered into a Lease Agreement with the UIDC having an initial term commencing August 1, 1993 and continuing through April 30, 1994 at a monthly rental of $7,500. The Lease of the premises by the Company has been extended at a monthly rental of approximately $9,000 per month, including allocation for real property taxes. The Company's option to purchase the building was also extended.

         The Company has served notice that it intends to purchase the building and at present, the Company believes it has secured the necessary financing and will shortly proceed with the purchase of the building.

         In the opinion of the Company, this facility is adequate both for the Company's present operations and is also expected to provide sufficient production capacity to accommodate its expansion plans for the foreseeable future.

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

         Of the Company's present products, its gowns and sterilization wrappers are Class I devices for which the necessary approvals have been obtained. The Company's proposed sterilized products, on the other hand, would fall within the Class III category, in which case the Company would have to file a Pre-market Approval Application. Such application must be accompanied by extensive literature references and preclinical and clinical testing data. The FDA normally has 180 days to review a Pre-market Approval Application, during which time an independent advisory committee evaluates the Application and provide recommendations to the FDA. While the FDA has often responded to such Applications within the allotted time, there are many instance where the reviews have been more protracted, and a number of devices have never been cleared for marketing.

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


ITEM 2. DESCRIPTION OF PROPERTIES.

Facilities

         The Company's principal executive offices, manufacturing and warehouse facilities are located at 2005 Beechgrove Place, Utica, New York where it occupies 43,500 square feet of space located in a single cinder-block building. The property is leased from an unrelated party pursuant to an interim lease. The Company has received financing necessary to proceed with the purchase of this building and is presently in the process of purchasing the building. Also see
Item 1. "Description of Business - Production Facilities" for additional information on the Company's plant facility.

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

         The Company also leases a small sales office facility in Arden, North Carolina for two full time employees and one part time employee engaged in sales activities for PDA.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the Company's stockholders during the fourth quarter ended May 31, 1997.

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

                          COMMON STOCK TRADING HISTORY

                                                        BID

                                                  High        Low

         Quarter ended February 28, 1994         $0.4375      $0.25
         Quarter ended May 31, 1994              $0.25        $0.1875
         Quarter ended August 30, 1994           $0.3125      $0.0625
         Quarter ended November 30, 1994         $0.16        $0.0625
         Quarter ended February 28, 1995         $0.39        $0.35
         Quarter ended May 31, 1995              $0.57        $0.32
         Quarter ended August 30, 1995           $0.60        $0.58
         Quarter ended November 30, 1995         $0.46        $0.44
         Quarter ended February 28, 1996         $0.75        $0.60
         Quarter ended May 31, 1996              $0.36        $0.32
         Quarter ended August 30, 1996           $0.45        $0.32
         Quarter ended November 30, 1996         $0.39        $0.39
         Quarter ended February 28, 1997         $0.39        $0.25
         Quarter ended May 31, 1997              $0.29        $0.10


         On September 26, 1997 the reported high bid price for the Company's Common Stock was $0.145. The number of record holders of the Company's Common Stock on May 31, 1997 was 267. There currently are 12 market makers for the Company's securities.

         The Company has not paid any dividends, except for the Class C Warrants declared by the Board of Directors but not yet distributed. There are no plans to pay any cash dividends in the foreseeable future. The declaration and payment of dividends in the future, of which there can be no assurance, is determined by the Board of Directors based upon conditions then existing, including earnings, financial condition, capital requirements and other factors. There are no restrictions on the Company's ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

I. Financial Condition and Liquidity.

Introduction.

         As previously stated in the Company's report on Form 10-QSB for the six months ended November 30, 1996 and the nine months ended February 27, 1997, the financial statements and the discussion which follows includes, on a consolidated basis, the assets, liabilities and operating results for Protective Disposable Apparel Company, LLC ("PDA") which was acquired by the Company in October, 1996 as a 65% owned subsidiary. Since adjustments were not made for prior periods, comparisons may not completely reflect the actual results. Inter company balances have also been eliminated in the consolidation.

(a) Financial Condition.

Assets:

         Total assets increased by $1,454,834 at May 31, 1997 when compared to May 31, 1996, an increase of approximately 190%. This increase is significant when measured against the Company's previous total assets. The most significant part of the increase occurred earlier in the 1997 fiscal year with the acquisition of PDA in October, 1996. For instance, at February 28, 1997, total assets were $2,929,360 which is only $134,345 less than total assets of $3,063,709 at May 31, 1997. Therefore, the Company's growth can be largely attributed to its acquisition of PDA.

         The three principal reasons for this increase during the fiscal year ended May 31, 1997 were: (i) the acquisition of the assets and business of PDA as a partially-owned subsidiary (which greatly contributed to inventory and receivables additions); (ii) receipt of the proceeds from the exercise of certain options for up to $384,960 (primarily used to facilitate the acquisition of PDA); and (iii) slight increases in property and equipment to accommodate the increased business activity resulting from the acquisition of PDA.

         The increase in equipment results from acquisitions during fiscal 1997 by the Company of additional sewing equipment and office computer equipment. In anticipation of higher sales for the year, the Company also acquired additional inventory.

         Receivables increased dramatically during 1997 to coincide with higher revenues for that year.

         Receivables were also higher at May 31, 1997 partially due to the fact that the Company eliminated the factoring of receivables during the last three months of the 1996 fiscal year. Ordinarily, during the operation of its previous factoring agreement, receivables would be sold to the factor and would not appear on the Company's books. As the amount factored decreased, the amount of receivables would proportionately increase. In 1966 the Company did not have a full year of operating without factoring its receivables; however, in 1997, receivables factoring was eliminated for the full year.

  Some of the increase in total assets was also helped by non-operating increases in offering expenses and an increase in the cash value of officer's insurance.

         The increases mentioned above were not offset by entries for lower amounts in the current portion of consulting agreements and prepayment of consulting agreements accounts which were reduced as the Company used such services during 1997.

         A comparison of certain significant tangible assets of the Company for the three fiscal years ended May 31, 1997 is as follows:


                             1997            1996            1995
                        ----------       ----------       ---------
     Cash              $   233,330      $    1,376      $    1,494
     Receivables           455,376         286,926         198,419
     Inventory           1,456,990         571,619         464,283
     Net Property
      & Equipment          329,662         293,147         224,885
                       -----------      ----------      ----------
         Total          $2,475,358      $1,153,068      $  889,081


         This comparison shows the significant increases in cash, receivables and inventory for 1997 and the substantial increase in total tangible assets for 1997 when compared to the other years. The table also indicates the effect of eliminating factoring as a method of financing the Company's receivables in 1996, by reflecting higher receivables for 1996 when compared to 1995.

         The substantial increase in inventory in 1997 reflects additions to inventory in 1997 and 1996 due to the acquisition of PDA and in anticipation of higher sales. The Company is also holding approximately $100,000 in inventory of the "Rigg," a new product which has not begun significant sales as of this date. Increases in Net Property and Equipment for 1997 and 1996 arise from additional machinery and equipment purchases during those years made to accommodate some of the manufacturing for PDA products and looking forward to the accommodation of additional business. Cash in 1997 increased because the Company made a decision to accumulate cash to use as a down payment for the purchase of the building occupied by the Company. While this purchase has not been completed as yet, the Company believes this will shortly occur. If the Company does acquire the building as planned, management believes significant savings in terms of rent will occur. In addition the exercise of options, previously mentioned, contributed to increases in cash. Management believes that the current trend toward increased assets reflects a healthier financial atmosphere and will enable the Company to avoid the exceptionally high costs of factoring which affected profits significantly in 1996. The Company has replaced this financing with a more reasonable receivables financing agreement which has substantially reduced overall interest expense for 1997.

Comparison of Quarter ended February 27, 1997 and the year ended May 31, 1997.

         The changes mentioned above are much less dramatic when compared to the third quarter. The acquisition of PDA and the exercise of options had already taken place by February 27, 1997, so that the increases in various accounts mentioned above had already contributed to the Company's growth by the third quarter of 1997.

         Inventory is slightly higher at May 31, 1997 than it was at the end of February, 1997.

         There were no significant changes in machinery and equipment from the end of the third quarter compared to the year end.

Liabilities:

         Bank notes payable and accounts payable represent the most significant increases to liabilities in 1997 when compared to prior years.

         In 1996, the Company's obligation to banks was only $80,827 while at May 31, 1997 this amount increased to $552,952, an increase of $472,125. This increase is largely due to a change in the Company's primary method of financing. It should be remembered that previously the Company was factoring its receivables to finance its operations. This involved the actual sale of receivables to the factor with the result that receivables sold to the factor did not appear on the Company's books. This method was changed during 1996 by a financing plan which provided the Company with a credit line of $600,000 (of which $481,000 has been used) involving a note to a financial institution collateralized by assets of the Company, which explains the increase in bank obligations.

         Accounts Payable increased by approximately $561,018 in 1997 compared to 1996. Part of the increase is due to the assumption of liabilities in the acquisition of PDA; however, more significantly, the Company has also been accumulating cash to use as a down payment for the intended purchase of the building which the Company now occupies under the terms of a lease and such accumulation has slowed payment of obligations. Increases in payables is also accounted for by the cost of the Company's construction of a "clean room" operation for the production of sterile products which the Company intends to offer shortly. Management believes that these increases, though significant in some cases when compared with the previous size of the Company's business, are not out of line with present operations and the Company's ability to pay and are seen by management as the cost of future anticipated new business.

         Liability for payroll taxes also increased in 1997 due to the fact that there were more employees in 1997 than in 1996 and because of the operation of the Company's factory store.

         These additions to liabilities in 1997 account for the increase in Total Current Liabilities at May 31, 1997 of approximately $1,078,262 compared to 1996 ($1,693,037 in 1997 compared to $614,775 in 1996). Total Current
Liabilities in 1996 were more comparable to the previous year. In 1996, Total Current Liabilities were only $20,709 higher than Total Current Liabilities for 1995 (i.e. Total Current Liabilities in 1995 were $594,066). Current Liabilities for 1997 were, nevertheless, more than offset by Current Assets of $2,382,538. The growth in liabilities parallels the Company's increased business.

         The Company's retained earnings deficit of $1,051,557 for fiscal 1997 (compared with $836,516 for 1996 and $785,615 for 1995) shows an increase in the deficit of $215,041 over 1996 and $865,942 over 1995 due to a further net loss from operations in 1997 of $89,622. This loss compares with a net loss of 176,320 in 1996.
See "Results of Operations."

         Management believes that, overall, there has been improvement in the financial condition of the Company in fiscal 1997 when compared to prior years. This improvement is evident from the increases in total assets, working capital, cash and other tangible assets in 1996 and 1997.

         See "Results of Operations" for additional information. For information regarding liquidity, see Subparagraph (b) "Liquidity" below. For additional information relating to the financial condition of the Company, also see "Inflation" and "Trends Affecting Liquidity, Capital Resources and Operations."

(b) Liquidity.

         The Company had sufficient liquid assets to meet its obligations at the end of fiscal 1997. Working capital at May 31, 1997 was $689,501 compared to $345,934 in 1996, an increase of $343,567 (or approximately 99%). The increase in working capital in 1997 occurred even though the Company had higher inventory purchases during 1997, costs involving the construction of a "clean room," additions to inventory and additional demands on cash during the period as the Company exited from its factoring arrangements.

         Working capital at the end of the third quarter, February 27, 1997, was $589,964, an increase of $99,537 or approximately 17% when compared with the year ended May 31, 1997.

         Principal short-term liabilities at May 31, 1997 were $1,038,686 in payables, short term note obligations of $552,952 and taxes due of $84,503 for a total of $1,676,141. Against this total, in 1997 the Company had liquid current assets of $233,330 in cash, inventory of $1,456,990 and receivables of $455,376 for a total of $2,145,666.

         This year management also had at its disposal a credit line of $600,000 of which approximately $68,698 was available at May 31, 1997.

         In combination, management believes that the Company will have sufficient liquidity and adequate working capital and sufficient credit alternatives to fund the Company's operations during the next fiscal year, including support for its planned expansion of sales.

         The principal source of funds for the Company's operations during fiscal 1997 has been from operating revenues, capital from the exercise of options and proceeds from its credit line, as reflected in the Company's financial statements.

II. Results of Operations.

         In fiscal 1997 the Company had net sales of $3,421,452 compared to net revenues of $1,881,149 in 1996 and $2,059,630 in 1995. This is an increase of $1,540,303 compared to 1996 or approximately 81.9% and an increase of $1,361,822 or approximately 66.1% over 1995.

         The substantial increase in revenues when compared to 1996 results primarily from the acquisition of PDA which added its revenues to those of the Company. Revenues were also very slightly influenced by a price increase of 3.5% on all of the Company's products applied on March 1, 1997. The Company also increased prices on all of PDA's products in July, 1997 by 14.7%; however, these increases did not have an affect on revenues for 1997.

         The price increases on PDA products were made as the result of a cost study conducted by the Company to insure that PDA's pervious costing was in line with pricing. Management discovered that many of PDA's products were not correctly priced, which resulted in the price increase as of July 1, 1997. This study took longer than anticipated or the price adjustments would have been implemented sooner.

         Having now "costed" all of PDA's products and having adjusted the prices accordingly, management believes that improvement will occur in the Cost of Goods account for the current fiscal year.

         During the fiscal year ended May 31, 1997, the Company introduced new products which are expected by management to make more significant contributions to revenues in 1998 than in 1997. These new products include sterile garments used in "clean room" operations in industry, where a germ free objective is maintained. These products include sterile lab coats, coveralls, hoods and boots and are a product of the Company's new "clean room" facilities.

         The Company also introduced "sonic sealed" garments which are garments produced by a sonic sealing or welding process, manufactured by ultrasonic equipment which essentially changes the molecular structure of the material being made to form a complete and impenetrable seal at the point of closure. No heat is used or necessary for this process. These garments are fluid and chemical resistant and are used primarily in chemical and nuclear work.

         The Company opened important new customers for its products during 1997, including Boeing, Grumman Aircraft, Bristol Meyers, Johnson and Johnson and Mitsubishi. It is anticipated that serving these customers will influence revenues in a positive way for 1998.

         The shift, beginning in 1996, to private label work has been essentially discontinued as the Company assumed additional responsibility for the manufacture of PDA's products and required additional manufacturing capacity for its own products.

         Under new agreements for manufacturing private label goods with two new principal customers, the Company will sustain sufficient profits to warrant a continuation of this work at a reduced rate.

         The Company's production of operating gowns did not achieve the results expected and were essentially discontinued; however, the Company is manufacturing such gowns presently to the specifications of a new customer and will continue to offer this product mainly through the orders received from its customer.

         There were no significant contributions to revenues from the sale of the "Rigg" (a sling designed to hold basketballs, soccer balls and baseballs, among other things, allowing free use of the hands and arms) a non-medical product offered for consumer use beginning in 1995 and the Company is still awaiting marketing efforts of others to see important revenues from this product.

         However, based on the potential of the new products mentioned above, the new markets opened by the Company and the addition of PDA's sales and customers, management believes the Company will grow significantly in terms of net revenues for 1998.

         For additional information see Item 1. "Description of Business."

         Cost of sales for 1997 increased when compared to 1996 as would be expected from the significant increase in revenues for the current year. Cost of sales for 1997 expressed as a percentage of net sales was 73.8% compared to 71.4% in 1996, a difference of 2.4%. This difference is largely due to the fact that PDA's products were introduced during 1997 with a higher cost basis than the products manufactured or sold by the Company and which influenced the outcome of profitability. Management believes that the cost differential has been corrected by the increase in prices made by the Company in July, 1997, as stated above, which would not have an affect on cost of sales for the 1997 year end.

         The cost of sales was also affected by the fact that the Company changed PDA'a warehouse by moving product to Utica. Additionally, the Company re-examined PDA's manufacturing arrangements and determined that certain manufacturing being done for PDA was inefficient and, therefore, the Company assumed responsibility for manufacturing many of PDA's products. Currently, approximately fifty percent (50%) of PDA's products are now made by the Company. The Company believes that this will give it more control over costs.

         The Company was also hampered in 1997 by sales commitments of PDA to deliver products at fixed prices.

         Cost of sales expressed as a percentage of net sales was 76% in 1995.

         The Company was obviously operating more efficiently in 1996 than in 1997 in terms of costing its products. The manufacturing costs of the Company's own products was much better known than the newly introduced products of PDA. Since there was a substantial increase in products and customers added by the PDA acquisition, this had an effect on the overall costs of sale for 1997.

         Gross profits for 1997 were higher by $358,044 than gross profits for 1996 (i.e. $894,984 for 1997 compared to $536,940 for 1996) on increased net sales of $3,421,452 compared to net sales of $1,881,149 for 1996. Expressed as a percentage of net sales, gross profits were 26.1% of net sales for 1997 and 28.5% of net sales for 1996. The difference occurs because of the higher cost of sales percentage for 1997 compared to 1996.

         While gross profits for 1997 are higher than in 1996, as expected on higher net sales in that period, the percentage ratio to net sales is actually lower in 1997 compared to 1996. Therefore the true potential for gross profits in 1997 on higher revenues was not achieved because, as explained above, a great deal of PDA's sales were underpriced until correction could be made.

         Selling, general and administrative expenses were 27.7% of net sales for 1997 and 31.3% of net sales for 1996. When examining this comparison it should be noted that in 1996 the cost of the Company's factoring charges was attributable to this account. In the year ended 1997, this cost was carried in the interest charges account. Since this cost has been shifted out of selling, general and administrative expenses this year, the effect has been to lower this cost compared to 1996.

         Other charges are up for the same reason, i.e. because interest charges for the Company's credit line are included in the interest account, which is part of other charges.

         While the Company eliminated its high cost of factoring receivables during the last fiscal year, financing costs for 1997 were still $54,810.

         Net income (loss) for 1997 was ($89,622) compared to ($176,320) for 1996. This difference was not an improvement over 1996 when the non-recurring items charged against income in 1996 are considered. For instance, a charge of $125,419 was made in 1996 for deferred offering expenses. This was slightly offset by an income tax benefit of $15,160; however, overall, the gross profit for 1996 would have been only ($50,901) without the charge for deferred offering expenses.

         For information with respect to the possible effect of future trends on operations, see the discussion under the caption "Trends Affecting Liquidity, Capital Resources and Operations."

Third Quarter ended February 28, 1997 Compared with Year Ended May
31, 1997

         Net sales for the three months ended February 28, 1997 were $1,166,224 which is quite comparable to fourth quarter sales (i.e. three months ended May 31, 1997) of $1,121,945 (calculated by taking the difference between year end net sales and subtracting sales for the nine months ended February 28, 1997). Net sales at February 28, 1997 were considerably higher than the $544,201 reported revenues for the third quarter ended February 29, 1996.

         The dramatic increase in revenues for the third quarter of 1997 when compared to the same period for 1996 obviously occurred because of the acquisition of PDA.

         Cost of sales in the third quarter expressed as a percentage of net sales was 92.1% and reflects the problems encountered with costing PDA's products and the other significant costs involved in the assimilation of PDA into the Company. This compares with a cost of sales percentage of 73.8% for the year ended May 31, 1997.

         The high cost of sales had an impact on the gross profit for the third quarter (which was only $91,769 for the three months ended February 28, 1997 on higher net sales than the previous period for 1996) and resulted in an operating loss of ($15,952) for the third quarter which, when added to the loss incurred during the fourth quarter ended May 31, 1997 of ($40,106) resulted in a loss for the year of ($56,058).

         The same problems discussed above affected cost sales during this period i.e. the fact that PDA's products were out of line with costs, the warehousing movements, changing direction in the manufacture of PDA's warehouse and other aspects of accomplishing the final synergy between the two Companies.

         The acquisition of PDA has been and will be good for the Company in the future; however this has not been accomplished without cost to the Company.

III.  Capital Resources.

         There was no significant increase in Property and equipment in 1997, although some sewing equipment was purchased to accommodate increased production requirements for handling PDA products. During 1996 the Company acquired machinery and equipment, purchased a new truck and obtained office and computer equipment.

         The Company has determined to purchase the building which it occupies for a number of reasons, most importantly because it will be saving money on the difference between rental payments and mortgage amortization. For this purpose, the Company has been accumulating cash as was stated above for the down payment.

         The Company does not anticipate that this purchase will involve significant cash demands in excess of the funds already conserved.

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

         The Company constructed a "clean room" to provide the basis for the sale of sterilized products which is now complete. This was not a significant cost to the Company.

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The executive officers and directors of the Company and its wholly-owned subsidiary are as follows:

        NAME                 AGE             POSITION(S) HELD

ANTHONY J. LIBERATORE         53             President, Chief
                                             Executive Officer,
                                             Chairman of the Board

MICHAEL A. LIBERATORE         30             Vice President-Market-
                                             ing, Secretary-
                                             Treasurer and Director

WILLIAM F. MEOLA               50            Director


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

     There are at present three vacancies on the Board of Directors occasioned by the resignations of Messrs. R. Peter Sirbu, Benedict A. Girardi and Alfredo
A. Zennamo who were elected at the last Board of Director's meeting. Mr. Sirbu resigned to take a new executive position in Omaha, Nebraska and Mr. Girardi has perma- nently moved to Florida. Mr. Zennamo was on medical leave without pay for most of fiscal 1995. Following the fiscal year end, on September 12, 1995, Mr. Zennamo resigned as an officer and director of the Company. To the best knowledge of the remaining members of the Board of Directors, there were no disagreements with either Messrs. Sirbu, Girardi and Zennamo. The Board of Directors plans to fill at least one of the vacancies within the near future but has not yet determined the replacement candidate. The other vacancies will not be filled until the next annual Board of Director's meeting.
                                                        30

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

     WILLIAM F. MEOLA has been a Director of the Company since April 30, 1991 and has served as a Director of Health, the Company's wholly owned subsidiary, since May 1987. Since March, 1993, Mr. Meola has been employed as a registered representative with the Albany Savings Bank, Utica, New York. From September 1988 until March 1993 Mr. Meola was a self-employed financial consultant and also sales manager and a registered representative with the Prudential Insurance Company. From January to September 1988 Mr. Meola was employed as an Assistant Vice President and District Manager of the Dime Savings Bank of New York. From August 1982 until shortly before joining the Dime Savings Bank of New York, Mr. Meola was employed as Vice President of the SBU Insurance Agency of Utica New York. Prior thereto, from 1973 until 1982, Mr. Meola held various positions within the insurance and financial planning industry, owning and operating his own insurance agency from 1980 until its sale in 1982. Mr. Meola is a graduate of Utica College of Syracuse University, having received his Bachelor of Science Degree in Biology.

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

         During the periods ended May 31, 1997, May 31, 1996 and May 31, 1995 the following remuneration was paid to the officers and directors of the
Company:

                                   Annual              Long Term     All Other
                                Compensation        Compensation   Compensation
                                                                        (1)
Position               Year       Salary

Anthony Liberatore      1997    $ 73,417      None       None        $14,250
President               1996    $ 51,900      None       None        $10,460
                        1995    $ 47,431      None       None        $24,061
                                                                     (2)

Michael Liberatore      1997    $ 47,728      None       None         $1,261
Vice President          1996    $ 33,673      None       None         $1,261
                        1995    $ 29,446      None       None         $1,261



===============================================================================
(1) Includes the value of health and life insurance paid for the benefit of the persons named herein.
(2) Includes amount paid to Anthony Liberatore for rent of building at 1208 Broad Street, Utica, New York in 1995.



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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth at November 1, 1997 the stock ownership of each person known by the Company to be a beneficial owner of five per cent (5%) or more of the Company's Common Stock and by all officers and directors, individually and as a group:

                          Number        Percentage
                          of Shares         of
                          Owned(1)       Class(1)
     Name              ______________  ___________
Anthony J. Liberatore(2)  3,324,427      22.75%
Elizabeth Liberatore(3)     747,153       4.8%

Officers & Directors as
a group (3 persons)(2)    4,627,146      29.87%
----------------------------
(1)      Assumes a total number of shares outstanding of 15,490,000

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Anthony J. Liberatore has granted an option to the Company to purchase the Company's former office building from him located at 1208 Broad Street, Utica, New York, at a purchase price of $130,000 less certain payments already made by the Company. The building is presently owned by Mr. Liberatore. The Company does not pay any rent for the use of the property; however, the building is presently not occupied.

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

     10(k). Agreement between the Company and Creative Media International, Inc. to provide consulting services dated March 10, 1995. Filed as an Exhibit to Form 10- KSB for the year ended May 31, 1995.

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

                                      HEALTH-PAK, INC.


Dated: November 7, 1997               By: /s/Anthony J. Liberatore
                                            -------------------------
                                      Anthony J. Liberatore
                                      President & Principal Executive Officer



Dated: November 7, 1997               By: /s/Michael A. Liberatore
                                            -------------------------
                                      Michael A. Liberatore,
                                      Vice President, Treasurer,
                                      Secretary, Principal Financial
                                        & Accounting Officer

        In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: November 7, 1997     /s/Anthony J. Liberatore
                            --------------------------
                            Anthony J. Liberatore
                            President & Principal Executive Officer



Dated: November 7, 1997    /s/Michael A. Liberatore
                           --------------------------
                           Michael A. Liberatore,
                           Vice President, Treasurer,
                           Secretary, Principal Finanical & Accounting Officer




Dated: November 7, 1997    /s/William F. Meola
                           ---------------------
                           William F. Meola
                           Director

         During fiscal 1996 the Company's three largest custom-ers accounted for 8%, 7% and 6%, respectively, of its total annual net sales. The Company's three largest customers were Physician's Sales Service, Inc., Caligone, Inc. and
Emjay, Inc.

Competition.

         The Company is now primarily engaged in producing and distributing apparel products and related accessories made from various fabrics for the medical marketplace. The medical marketplace is an intensely competitive atmosphere for manufacturers of medical items made from fabrics, and is populated by over fifty suppliers ranging in size from multinational concerns like Baxter International, Johnson & Johnson and Kimberly-Clark to enterprises smaller in size than the Company. Certain of these companies, such as Baxter International and Kimberly-Clark, are also suppliers of the basic materials used by the Company in the manufacture of its products as well as being manufacturers or suppliers of finished products. At present, the Company purchases a portion of its raw materials from Kimberly-Clark and others. However, management believes that there are adequate alternative sources for the materials purchased from these suppliers so that a loss of any one source of supplies would not have a materially adverse impact upon the Company's operations. See "Suppliers."

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

         Nevertheless, the Company believes that its smaller size enables the Company to react more quickly to a custom-er's needs and to service its customers on a more personal basis. The Company, therefore, also competes on its ability to afford its customers a personal service.

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

         During fiscal 1996 the Company's three largest custom-ers accounted for 8%, 7% and 6%, respectively, of its total annual net sales. The Company's three largest customers were Physicians' Sales Service, Inc., Caligone, Inc. and
Emjay, Inc.







                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                              YEAR ENDED MAY 31, 1997












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

  Statement of cash flows                                              F-6

Notes to consolidated financial statements                          F-7 - F-16

                     INDEPENDENT AUDITORS' REPORT







Board of Directors
Health-Pak, Inc. and subsidiary
Utica, New York


     We have audited the accompanying consolidated balance sheet of Health-Pak, Inc. and Subsidiary as of May 31, 1997, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for the years ended May 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health-Pak, Inc. and Subsidiary as of May 31, 1997, and the results of its operations, shareholders' equity and its cash flows for the years ended May 31, 1997 and 1996 in conformity with generally accepted accounting principles.












August 11, 1997
Mountainside, New Jersey
                                                                         F-2

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                     CONSOLIDATED BALANCE SHEET - MAY 31, 1997



                                                      ASSETS

Current assets:
  Cash                                                         $  233,330
  Receivables, trade, net of allowance of $9,000                  455,376
  Inventory                                                     1,456,990
  Investments in affiliated company                               130,637
  Prepaid expenses                                                100,649
  Prepaid consulting fees                                           5,556
                                                                ----------
    Total current assets                                        2,382,538

Property and equipment:
  Machinery and equipment                                         310,797
  Leasehold improvements                                          107,460
  Office equipment                                                 99,860
  Automotive equipment                                             21,021
                                                                ----------
                                                                  539,138
  Less accumulated depreciation                                   209,476
                                                                  -------
                                                                  329,662

Other assets:
  Notes receivable                                                 89,039
  Deferred offering expenses                                       99,530
  Deferred income taxes                                            83,115
  Deposit on building                                              28,400
  Deposits                                                          5,241
  Loan acquisition fees and costs                                  18,224
  Cash surrender value, officers' life insurance                   26,760
  Officers' loan                                                    1,200
                                                                ----------
                                                                  351,509
                                                                ----------

                                                               $3,063,709
                                                               ==========




                       LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt                           $   16,896
  Notes payable, bank                                            552,952
  Accounts payable                                             1,038,686
  Payroll and sales tax payable and accrued expenses              84,503
                                                              ----------
    Total current liabilities                                  1,693,037

Long-term debt, net of current portion                            24,885
                                                              ----------

Minority interest in consolidated subsidiary                      62,030

Shareholders' equity:
  Common stock, .001 par value 2,000,000 shares authorized,
   none issued
  Common stock, .002 par value 20,000,000 shares
   authorized, 15,490,009 shares issued and outstanding           30,980
  Common stock purchase warrants:
    Class A
    Class B
    Class C
  Additional paid in capital                                   2,304,334
  Deficit                                                    ( 1,051,557)
                                                              ----------
                                                               1,283,757
                                                               ---------

                                                              $3,063,709
                                                              ==========



     See notes to consolidated financial statements.
                                                                           F-3

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                      CONSOLIDATED STATEMENT OF INCOME (LOSS)

                                         YEARS ENDED MAY 31, 1997 AND 1996








                                                     1997             1996
                                                     ----             ----

Net sales                                        $3,421,452        $1,881,149

Cost of sales                                     2,526,468         1,344,209
                                                 ----------        ----------

Gross profit                                        894,984           536,940

Selling, general and administrative expenses        951,042           589,559
                                                 ----------        ----------

Income (loss) from operations                  (    56,058)       (    52,619)
                                                ----------         ----------

Other charges:
  Loss in investment of unconsolidated affiliate     5,763
  Interest expense                                  54,810             13,442
                                                ----------         ----------
                                                    60,573             13,442
                                                ----------         ----------

Loss before income taxes and prior period
 adjustment                                    (   116,631)       (    66,061)

Prior period adjustment to write down deferred
 offering expenses                                                (   125,419)
                                                 ----------        ----------

Loss before income taxes                       (   116,631)       (   191,480)
                                                 ----------        ----------

Income tax expense (benefit):
  Deferred                                                        (    15,160)
                                                 ----------        ----------

Minority interest in loss of consolidated
 subsidiary                                    (    27,009)
                                                ----------

Net income (loss)                              ($   89,622)       ($  176,320)
                                                ==========         ==========

Net income (loss) per common share:

  Primary                                      ($     0.01)       ($     0.01)
                                                ==========          ==========

  Fully diluted                                      N/A                N/A

Weighted average number of common shares outstanding:

  Primary                                       16,439,815         16,348,852
                                                ==========         ==========

  Fully diluted                                    N/A                N/A









     See notes to consolidated financial statements.
                                                                           F-4

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                         YEARS ENDED MAY 31, 1997 AND 1996









                                                                                      1997               1996
                                                                                      ----               ----
Operating activities:
  Net income (loss)                                                               ($ 89,622)         ($176,320)
  Adjustments to reconcile net income to cash provided by
   operating activities:
    Depreciation                                                                      28,635             51,232
    Amortization                                                                       6,666              6,667
    Loss on investments in unconsolidated subsidiary                                   5,763
    Loss on minority interest in consolidated subsidiary                          (  27,009)
    Changes in operating assets and liabilities:
      Accounts receivable                                                         ( 168,450)         (  88,507)
      Inventory                                                                   ( 796,332)         ( 107,336)
      Income tax refund receivable                                                                        2,733
      Prepaid expenses                                                            (   6,528)         (   6,520)
      Accounts payable                                                               560,998             87,821
      Accrued expenses                                                                45,348             26,544
      Deposits and loan fees                                                      (  28,224)
      Other assets                                                                (  10,151)         (  31,919)
                                                                                   --------           --------

      Net cash used in operating activities                                       ( 478,906)         ( 235,605)
                                                                                   --------           --------

Investing activities:
  Purchase of property and equipment                                              (  65,150)         ( 119,494)
  Officers loan                                                                   (      50)
  Note receivable                                                                 (  89,039)
                                                                                   --------

      Net cash used in investing activities                                       ( 154,239)         ( 119,494)
                                                                                   --------           --------

Financing activities:
  Proceeds from issuance of common stock and paid in capital                         384,960            292,000
  Proceeds from long-term debt                                                        18,349             29,863
  Proceeds from notes payable, bank                                                  486,944
  Payment of notes payable, bank                                                  (  14,819)
  Payment of long-term debt                                                       (  10,335)         (  49,236)
  Payment of deferred offering expenses                                                              (  43,065)
  Write-off of deferred offering expenses                                                               125,419
                                                                                    --------           --------

      Net cash provided from financing activities                                    865,099            354,981
                                                                                    --------           --------

Net increase in cash                                                                 231,954         (     118)

Cash, beginning of period                                                              1,376              1,494
                                                                                    --------           --------

Cash, end of period                                                                 $233,330           $  1,376
                                                                                    ========           ========

Supplemental  disclosures and cash flow  information:  Cash paid during the year for:
    Interest                                                                        $ 54,810           $ 18,012
                                                                                    ========           ========
    Income taxes                                                                    $      0           $      0
                                                                                    ========           ========

Supplemental schedule of non-cash investing and financing activities:
   Issuance of common stock for equity interest
    in Silver Lake Holding, Ltd.                                                                       $136,400
   Reversal of common stock, unpaid and unissued,
    for consulting contracts                                                                         ($ 40,000)
                                                                                                      ========






     See notes to consolidated financial statements.
                                                                            F-6

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

    On May 15, 1989, the Registration Statement containing the Company's original prospectus was declared effective by the Securities Exchange Commission. Pursuant to the original prospectus the Company was offering up to 4,000,000 units, at $.10 per unit, each consisting of one share of common stock, one Class A warrant and one Class B warrant. No securities were sold pursuant to original prospectus.

    The Company subsequently amended its public offering to consist of a minimum of 15,000 units to a maximum 50,000 units to be offered at $6.00 per unit. Each unit consists of six shares of common stock (.002 par value)
    and eighteen Class A redeemable common stock purchase warrants and twelve B redeemable common stock purchase warrants. On September 7, 1990, the Company sold 16,358 units receiving gross proceeds of 98,148. Between October and November of 1989 the Company repurchased an aggregate of 178,583 shares of the Company from nineteen stockholders for an aggregate  price paid for these shares.  As a result of the above
    transactions   as  of  April  30,  1991,  the  date  of  acquisition  of
    Health-Pak, Inc, the Company had outstanding shares of 387,648 to the public.

    On April 30, 1991, the Company acquired 100% of the issued and outstanding capital stock of Health-Pak, Inc, a New York corporation, in exchange for 4,996,352 shares of which 4,756,077 shares were exchanged for 97.54% of the outstanding shares of Health-Pak, Inc. and 240,275 shares were retained to acquire the remaining outstanding shares of Health-Pak, Inc.

    Thereafter,  the  Company,  "Morgan  Windsor,  Inc."  changed  its  name  to
    "Health-Pak,   Inc"  and  increased  its  authorized  capitalization  to
     20,000,000 shares.



2. Nature of business:

    Health-Pak, Inc. is a manufacturer and distributor of disposable paper products for use in serviced-related industries, primarily the medical and hospital industry. The industry is highly competitive and is serviced by several large national and multi-national companies with greater financial resources in comparison to the financial resources available to the Company. There is no guarantee that this market will continue to develop since the incorporation of government intervention, economic conditions and other unforeseen situations may occur.

    The Company maintains manufacturing facilities in upstate New York, Mexico and to a lesser extent Haiti. In addition to paper goods, the Company also manufactures a sporting goods accessory item, sales of which were minimal for the year ended May 31, 1997. The Company's sales are spread throughout the United States.

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








3. Summary of significant accounting policies:

    Principles of organization:
      The acquisition of the Company's subsidiary on April 22, 1991 has been accounted for as a reverse purchase of the assets and liabilities of the Company by Morgan Windsor Ltd. Accordingly, the consolidated financial statements represent assets, liabilities and operations of Health-Pak, Inc. prior to April 30, 1991 and the combined assets, liabilities, and operations for the ensuing period. The financial statements reflect the purchase of the stock of Morgan Windsor Ltd. by Health-Pak, Inc., the value being the historical cost of the assets
      acquired.   All  significant   intercompany  profits  and  losses  from
      transactions have been eliminated. Pursuant to the purchase the Company's 387,648 shares were issued to the public for $60,000.

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

    Property and equipment:
      Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight line method over the following useful lives:
                                                Years
            Machinery and equipment              10
        Leasehold improvements              19, 31-1/2 and 39
        Automotive equipment                     5
        Office equipment                        10

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

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








3. Summary of significant accounting policies (continued):

      Principles of consolidation:
       The accompanying consolidated financial statements also include the accounts of the Company and its 65% owned subsidiary, Protective
       Disposal Apparel, LLC. Inter-company transactions and balances have been eliminated in consolidation (see Note 5).

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

    Investments:
      Investments in certain less than 20% owned companies are carried at cost and are accounted for on the equity method. The investment account is adjusted for the Company's proportionate share of their undistributed earnings or losses. Because the Company exercises significant influence over the investees' operating and financial activities, management has considered the equity method of accounting as proper.



4. Concentrations of credit risk:

    The Company had deposited at a single banking institution as of May 31, 1997, cash over the amount insured by the Federal Deposit Insurance Company. Should the bank experience difficulty the Company would be at risk for $133,330.

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






5.  Inventories:

    Inventories consist of:
                                                       May 31         May 31
                                                        1997           1996
                                                        ----           ----
        Raw materials                              $  432,771       $372,753
        Finished goods                              1,024,219        198,866
                                                   ----------       --------

                                                   $1,456,990       $571,619
                                                   ==========       ========



6.  Investment:

        A) The Company purchased a 10% equity interest in Silver Lake Corporation in exchange for its own common stock valued at $.682 per share. This investment is accounted for under the equity method of accounting with a fair value of the stock contributed of $136,400. Health Pak, Inc., being a significant influence over the operations and finance of the joint ventures activities with Silver Lake Corporation, has elected to use the equity method of accounting for the investment.

        B) In October 1996, the Company formed and purchased a 65% equity interest in Protective Disposable Apparel Co., LLC, a company operating in the disposable apparel business. Protective Disposal Apparel Co., LLC in turn purchased a continuing business, Scherer Healthcare, Ltd, d/b/a Protective Disposal Apparel. As of October 28, 1996 the balance sheet of the entity to be acquired just prior to the purchase was as follows:

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
                                                                 ========

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







7. Note receivable:

    The Company  is  due  $89,039  from  the  minority  interest  owner  of  its subsidiary, Protective Disposable Apparel Co., LLC. This amount represents the subsidiary portion of the purchase cost of the business which the Company paid on behalf of the minority shareholder. The note receivable is non-interest bearing, unsecured and indefinite in maturity.



8. Line of credit:

    The Company has at its disposal a line of credit at Marine Midland Bank.The note is due on demand and carries interest at prime + 1.5%. Inventory and accounts receivable are pledged as security. The note is also secured by the personal guarantees of Anthony Liberatore and Alfred Zennamo to the extent of $50,000 in total. As of May 31, 1997 and 1996 the balance due on the line of credit was $66,008 and $80,827, respectively.

    The Company opened a line of credit with Foothill Capital Corporation in September 1996. The loan ceiling amount is based on a percentage formula of eligible accounts receivable and inventory. The balance due at May 31, 1997 was $486,944.



9. Long-term debt:
                                                  Rate    Amount   Maturity

      Note payable, Key Credit               (a)   12%  $ 1,517   May, 1998
      Note payable, Manifest Group           (b)   10%   18,696   July, 1999
      Note payable, Waste Mgmt. of N.Y.      (c)   10%    5,244   November,1998
      Note payable, Business Services, Co.   (d)   10%    1,174   January, 1998
      Note payable, Resource Capital Corp.   (e)   10%    5,073   March, 2000
      Note payable, Resource Capital Corp.   (f)   10%    3,820   July, 1999
      Note payable, Resource Capital Corp.   (g)   10%    6,257   April, 1998
                                                         -------
                                                         41,781
      Less current portion                               16,896
                                                         ------

                                                        $24,885
                                                        =======



      (a) Note payable is collateralized by equipment with a cost of $5,690. The note is payable in installments of $223 per month, including interest.

      (b) Note payable is collateralized by equipment with a cost of $20,064. The note is payable in installments of $410 per month including interest.

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







9.  Long-term debt (continued):

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

      (g) Note payable is collateralized by equipment with a cost of $9,053. The note is payable in installments of $251 per month including interest.

      Maturities of long-term debt as of May 31, 1997 are as follows:

                                 Year                             Amount

                             May 31, 1998                        $16,896
                             May 31, 1999                         14,809
                             May 31, 2000                          9,092
                             May 31, 2001                            984
                                                                 -------
                                                                 $41,781
                                                                 =======


10. Commitments:

      Commencing August 1, 1993, the Company entered into a lease agreement with the Utica Industrial Development Corporation for manufacturing and office space of approximately 43,500 square feet. The initial term of the lease was from August 1, 1993 to April 30, 1994 at a monthly rental of $7,500.

      The Company had an option to purchase the facility for $600,000 which expired on April 30, 1994. The purchase was not completed by April 30, 1994, and the lease was automatically extended for an additional three year period at the same terms and rental. Rent expense was $86,550 for the year ended May 31, 1997 and $90,000 for the year ended May 31, 1996.

      The Company is currently renegotiating to purchase the facility for the original asking price of $600,000. Rental of the building is currently on a month to month basis at the rate of $9,500 per month. Should the purchase of the building be consummated, approximately $50,000 of the past rent will go toward the purchase price if the down payment on the revised purchase agreement is paid within a specified time frame.

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







10. Commitments (continued):

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

    In addition, the Company also issued 4,500,000 stock options at various exercised prices. As of May 31, 1997, 2,748,047 options have been exercised as follows:


                         Number of options             Exercise price

                             600,000                         .10
                             233,333                         .15
                           1,914,714                         .26


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



11. Income taxes:

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

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







11.     Income taxes (continued):

        The components of deferred tax assets and liabilities are as follows:

           Deferred tax assets:
              Bad debt allowances                               $    500
              Net operating loss carryfoward                     114,115
                                                                 -------
                                                                 114,615
                                                                 -------

           Deferred tax liability:
              Depreciation                                           900
                                                                     ---

           Deferred tax asset                                    113,715

           Valuation allowance                                    30,600
                                                                  ------

           Net deferred tax asset                               $ 83,115
                                                                ========


       As of May 31, 1997, the Company has available, for tax reporting purposes, net operating loss carryovers of approximately $647,600 which expire through 2011.



12. Shareholders' equity:

      In the year ended May 31, 1996, the Company recorded 1,100,000 shares as exercise of stock option. The amount should have been 900,000 with 200,000 shares reflected as an exchange of shares in a non-cash transaction for a 10% equity interest in the affiliate investment, Silver Lake Corporation. The shareholder equity has been corrected to present the cash transaction on exercise of the options and the stock transfer for the investment. The capital account has been corrected as follows:
                                                                  As Reported

                                                                       Paid in
                                             Shares       Capital      Capital

       Exercise of options                 1,100,000        2,200      212,800

       Common stock issued for
        acquisition of Silver Lake
        Corporation                                0            0            0

                                                                  Corrected

                                                                       Paid in
                                            Shares        Capital      Capital

       Exercise of options                 900,000         1,800       213,200

       Common stock issued for
        acquisition of Silver Lake
        Corporation                        200,000           400       136,000

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS










12.   Shareholders' equity (continued):

      The Company erroneously omitted the transactions regarding Silver Lake Corporation and has retroactively adjusted the balances to reflect the correction.



13. Employment contracts:

      The Company has no employment contracts. Further, it has no retirement, pension or profit sharing plan covering its officers or directors.



14. Deferred offering expense:

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



15. Prior period adjustment:

      A prior period adjustment in the amount of $125,419 has been made against retained earnings for amortization of offering expenses related to the class C stock warrants.



16. Related party transactions:

     Officers loans are unsecured and non-interest bearing. Officers have indicated that they will not be repaid in the current year. In addition, the Company has advanced funds to its minority interest partner, Protective Disposal Apparel, in the amount of $89,039.

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS









17. Common stock purchase options:

    As of May 31, 1997 the unexercised options held by Silver Lake, Inc. are as follows:

         Amount of options              Exercise price           Expiration

              500,000                         .75             October 31, 1998
              600,150                        1.25             October 31, 1998
              500,000                        2.00             October 31, 1998


      The Company has elected to continue use of the methods of accounting described by APB-25 "Accounting for Stock Issued to Employees" which is based on the intrinsic value of equity instruments and has not adopted the principles of SFAS-123 "Accounting for Stock Based Compensation" effective for fiscal years beginning after December 15, 1995, which is based on fair value. There is no significant difference between compensation cost recognized by APB-25 and the fair value method of SFAS-123. The Company has not recognized compensation on the granting of the options and warrants to employees and consultants since the fair value of the warrants or options is the same as or less than the exercise price


18. Earnings per share:

                                                May 31, 1997      May 31, 1996
                                                ------------     ------------

                                                   Primary          Primary

  Number of shares:
    Weighted average shares outstanding          14,839,665      12,748,852
    Incremental shares for outstanding
     stock options                                1,600,150       3,600,000
                                                 ----------      ----------

                                                 16,439,815      16,348,852
                                                 ==========      ==========



     Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding. Shares that would be outstanding assuming exercise of dilutive stock options , all of which are considered to be common stock equivalents. Fully diluted earnings per share are the same as primary earnings per share for May 31, 1997 and May 31, 1996.

                             HEALTH-PAK, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                              JUNE 1, 1995 TO MAY 31, 1997





                                                                                     Unissued
                                       Common stock           Preferred stock      common stock        Capital   Retained
                                    number of $.002 par      number of $10 par   number of $.002 par  in excess  earnings
                                     shares        amount     shares    amount   shares    amount    of par val. (deficit)  Total
                                    ------         ------     ------   ------    ------    ------    -----------  ------- -----



Balance at June 1, 1995            12,444,462    $24,889      0         0       330,258    $661    $1,536,404  ($785,615) $ 776,339

Exercise of stock options             900,000      1,800                                              213,200               215,000

Common stock issued in exchange
for stock of Silver Lake Corporation  200,000        400                                              136,000               136,400

Withdrawal from contract and reversal of
common stock August 1, 1995                                                   ( 232,758)  ( 466)    (  39,534)             ( 40,000)

Reclassification of notes payable                                                                      77,000                77,000

Issuance of common stock               97,500         195                     (  97,500)  ( 195)                                  0

Net income for year ended May 31, 1996                                                                          (  50,901) ( 50,901)
                                      ----------  -------   -----   -------     -------    ----     ---------- ---------- ---------

Balance at May 31, 1996             13,641,962     27,284      0         0           0      0      1,923,070  ( 836,516)1,113,838

Prior period adjustment for write-off of
 offering expenses                                                                                            (   125,419) (125,419)
                                     ----------    -------   -----    -------   -------   ----    ----------  ---------- ----------

Balance at May 31, 1996 as restated  13,641,962     27,284     0          0          0     0       1,923,070   ( 961,935)  988,419

Exercise of stock options             1,848,047      3,696                                           381,264               384,960

Net income for year ended May 31, 1997                                                                       (    89,622) (89,622)
                                     ----------    -------   -----  -------      -------  ----    ----------  ---------- ---------

Balance at May 31, 1997              15,490,009     $30,980     0         0           0    0      $2,304,334 ($1,051,557)$1,283,757
                                     ==========     =======  =====   =======     =======  ====    ==========    ========== ========











     See notes to consolidated financial statements.
                                                                         F-5