Form 10QSB
period 1997-08-31
HEALTH PAK INC
filed 1998-01-14
CIK 840823

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549





                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




                          Quarter Ended August 31, 1997

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


Indicate the number os Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at August 31, 1997

Common stock, $0.002 par value                            15,490,009

                                      INDEX



Part  I.       Financial information


               Item 1.      Condensed consolidated financial statements:

                            Balance sheet as of August 31, 1997 and
                            May 31, 1997                                   F-2

                            Statement of income for three months ended
                            August 31, 1997 and 1996                       F-3

                            Statement of cash flows for three months
                            ended August 31, 1997 and 1996                 F-4

                            Notes to condensed consolidated financial
                            statements                                  F-5-13



               Item 2.      Management's discussion and analysis of
                            financial condition



Part II.       Other information



Signatures

                               HEALTH-PAK, INC. AND SUBSIDIARY

        CONDENSED CONSOLIDATED BALANCE SHEET - AUGUST 31, 1997 AND MAY 31, 1997




                                       ASSETS                                                             LIABILITIES

                                    August 31,        May 31,                                             August 31,        May 31,
                                      1997             1997                                                  1997            1997
Current assets:                                                      Current liabilities:
  Cash$                              263,048    $   233,330          Current portion of long-term debt    $ 16,232        $ 16,896
  Receivables, trade, net of                                         Notes payable, bank                   613,962         552,952
   allowance of $2,000               468,410         455,376         Accounts payable                    1,113,516       1,038,686
  Inventory                        1,517,811       1,456,990         Payroll and sales tax payable and
  Note receivable                     89,039          89,039          accrued expenses                      56,021          84,503
  Prepaid expenses                    98,409         100,649
  Prepaid consulting fees              3,889           5,556

    Total current assets           2,440,606       2,340,940            Total current liabilities        1,799,731       1,693,037

Property and equipment:
 Machinery and equipment             310,797        310,797       Long-term debt, net of current
 Leasehold improvements              116,555        107,460         portion                                 21,203          24,885
 Office equipment                     99,860         99,860
 Automotive equipment                 21,021         21,021
                                     548,233        539,138
 Less accumulated depreciation       221,929        209,476       Commitments

                                     326,304        329,662
                                                                 Minority interest in consolidated subsidiary 67,660        62,030

Other assets:
  Investments in affiliated Company  135,027        130,637       Shareholders' equity:
  Deposit on building                 32,647         28,400         Common stock, .001 par value 2,000,000
  Security deposits                    2,372          5,241          shares authorized
  Deferred loan acquisition fees                                    Common stock, .002 par value 20,000,000
   and costs                          14,647         18,224          shares authorized                        30,980        30,980
  Deferred offering expenses          99,530         99,530         Common stock purchase warrants:
  Deferred income taxes               83,115         83,115          Class A
  Cash surrender value, officers'                                    Class B
   life insurance                     26,760         26,760          Class C
  Officer's loan                       1,200          1,200         Additional paid in capital             2,304,334     2,304,334
                                                                    Deficit                              ( 1,061,700)  ( 1,051,557)
                                     395,298        393,107                                                1,273,614     1,283,757


                                  $3,162,208     $3,063,709                                               $3,162,208    $3,063,709
                                  ==========     ==========                                               ==========    ==========





     See notes to condensed consolidated financial statements.
                                                                            F-2

                         HEALTH-PAK, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                   THREE MONTHS ENDED AUGUST 31, 1997 AND 1996








                                                      1997              1996
                                                      ----              ----

Net sales                                        $1,013,506         $  398,078

Cost of sales                                       737,312            290,112
                                                 ----------         ----------

Gross profit                                        276,194            107,966

Selling, general and administrative
 expenses                                           250,363            106,650
                                                 ----------         ----------

Income from operations                               25,831              1,316
                                                 ----------         ----------

Other charges:
  Gain on investments                           (     4,390)             5,763
  Interest expense                                   33,067              6,950
  Amortization                                        1,667              1,667
                                                 ----------         ----------
                                                     30,344             14,380
                                                 ----------         ----------

Loss before income taxes and minority interest  (     4,513)       (    13,064)
                                                 ----------          ----------

Income taxes:
  Current                                       (     3,266)
                                                 ----------

Minority interest in loss of consolidated
 subsidiary                                     (     5,630)
                                                 ----------

Net loss                                        ($   10,143)       ($    9,798)
                                                 ==========          ==========

Earnings per common and dilutive common equivalent share:

  Primary                                          $   0.00            $  0.00
                                                  ==========         ==========

  Fully diluted                                    $   0.00             $ 0.00
                                                  ==========         ==========

Weighted average number of common shares and dilutive outstanding:

  Primary                                         14,016,238         17,090,159
                                                  ==========         ==========

  Fully diluted                                   14,016,238         17,090,159
                                                  ==========         ==========











     See notes to condensed consolidated financial statements.
                                                                           F-3

                         HEALTH-PAK, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                   THREE MONTHS ENDED AUGUST 31, 1997 AND 1996










                                                                                        1997               1996
                                                                                        ----               ----
Operating activities:
  Net loss                                                                          ($ 10,143)         ($  9,798)
  Adjustments to reconcile net loss to cash provided by
   operating activities:
    Depreciation                                                                        12,453              9,440
    Amortization                                                                         1,667             10,246
    Gain on investment in consolidated subsidiary                                   (   4,390)              5,763
    Changes in operating assets and liabilities:
      Accounts receivable                                                           (  13,034)             16,061
      Inventory                                                                     (  55,191)         (  24,502)
      Deposits and loan fees                                                             2,197
      Prepaid expenses and other receivables                                             2,240         (   2,366)
      Accounts payable                                                                  74,830              9,525
      Accrued expenses                                                              (  28,480)              7,027
      Deferred income taxes                                                                            (   6,322)
                                                                                      --------          --------

      Net cash provided from (used in) operating activities                         (  17,851)             15,074
                                                                                     --------            --------

Investing activities:
  Purchase of property and equipment                                                (   9,095)         (  24,420)
  Increase in other assets                                                                             (     291)
                                                                                      --------          --------

      Net cash used in investing activities                                         (   9,095)         (  24,711)
                                                                                     --------           --------

Financing activities:
  Proceeds from issuance of common stock                                                                   35,000
  Proceeds from notes payable, bank                                                     65,051
  Proceeds from loan                                                                                       17,236
  Payment of notes payable, bank                                                    (   4,041)         (   2,695)
  Payment of long-term debt                                                         (   4,346)         (   5,662)
  Payment of deferred offering expenses                                                                (  35,000)
                                                                                      --------          --------

      Net cash provided from financing activities                                       56,664              8,879
                                                                                      --------           --------

Net increase (decrease) in cash                                                         29,718         (     758)

Cash, beginning of period                                                              233,330              1,376
                                                                                      --------           --------

Cash, end of period                                                                   $263,048           $    618
                                                                                      ========           ========

Supplemental  disclosures and cash flow  information:  Cash paid during the year for:
    Interest                                                                          $ 32,422           $  6,950
                                                                                      ========           ========
    Income taxes                                                                      $      0           $      0
                                                                                      ========           ========

Supplemental schedule of non-cash investing and financing activities:
   Issuance of common stock for equity interest
    in Silver Lake Holding, Ltd.                                                      $      0           $136,400
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



     On April 30, 1991, the Company acquired 100% of the issued and outstanding capital stock of Health-Pak, Inc, a New York corporation, in exchange for 4,996,352 shares of which 4,756,077 shares were exchanged for 97.54% of the outstanding shares of Health-Pak, Inc. and 240,275 shares were retained to acquire the remaining outstanding shares of Health-Pak, Inc



     Thereafter, the Company, "Morgan Windsor, Inc." changed its name to "Health-Pak, Inc" and increased its authorized capitalization to 20,000,000 shares.



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



     The Company maintains manufacturing facilities in upstate New York, Mexico and to a lesser extent Haiti. In addition to paper goods, the Company also manufactures a sporting goods accessory item, sales of which were minimal for the three months ended August 31, 1997. The Company's sales are spread throughout the United States.

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS








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

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





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


      Effect of recently issued accounting standards:


     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impaired of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. "SFAS" No. 121 requires that Long-Lived Assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events indicated that the carrying amount of an asset may not be recoverable. The Company has no impaired assets at August 31, 1997.



     The Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation". The effective date of SFAS No. 123 is for fiscal years beginning after December 15, 1995, and established a method of accounting for stock compensation plans based on fair value. The Company does not believe that SFAS No. 123 will have an impact on its financial statements. The Company has not adopted SFAS No. 123 at August 31, 1997 and continues to use APB 25 which accounts for stock compensation at the intrinsic value.



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



4.  Inventories:

    Inventories consist of:
                                                  August 31            May 31
                                                     1997               1997

        Raw materials                           $  941,043          $  432,771
        Finished goods                             576,768           1,024,219
                                                 ----------          ----------

                                                $1,517,811          $1,456,990
                                                ==========          ==========

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS








5.  Investment:

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



                                     ASSETS

              Current assets:
                 Accounts receivable                      $263,371
                 Inventory                                 308,469
                    Total current assets                   571,840

              Security deposits                              1,500

                    Total assets                          $573,340




                         LIABILITIES AND MEMBERS' EQUITY

              Current liabilities:
                 Accounts payable                         $318,943
                    Total current liabilities              318,943

              Members' capital                             254,397

              Total liabilities and members' equity       $573,340

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







6. Note receivable:

     The Company is due $89,039 from the minority interest owner of its subsidiary, Protective Disposable Apparel Co., LLC. This amount represents the subsidiary portion of the purchase cost of the business which the Company paid on behalf of the minority shareholder. The note receivable is non-interest bearing, unsecured and indefinite in maturity.


7. Line of credit:

     The Company has at its disposal a line of credit at Marine Midland Bank. The note is due on demand and carries interest at prime + 1.5%. Inventory and accounts receivable are pledged as security. The note is also secured by the personal guarantees of Anthony Liberatore and Alfred Zennamo to the extent of $50,000 in total. As of August 31, 1997 the balance due on the line of credit was $61,967.



     The Company opened a line of credit with Foothill Capital Corporation in September 1996. The loan ceiling amount is based on a percentage formula of eligible accounts receivable and inventory. The balance due at August 31, 1997 was $551,995.



8. Long-term debt:
                                                Rate    Amount     Maturity

   Note payable, Key Credit              (a)     12%   $ 1,051        May, 1998
   Note payable, Manifest Group          (b)     10%    17,220       July, 1999
   Note payable, Waste Mgmt. of N.Y.     (c)     10%     4,615   November, 1998
   Note payable, Business Services, Co.  (d)     10%       626    January, 1998
   Note payable, Resource Capital Corp.  (e)     10%     4,650      March, 2000
   Note payable, Resource Capital Corp.  (f)     10%     3,416       July, 1999
   Note payable, Resource Capital Corp.  (g)     10%     5,857      April, 1998
                                                       -------
                                                        37,435
      Less current portion                              16,232
                                                        ------

                                                       $21,203
                                                       =======



      (a) Note payable is collateralized by equipment with a cost of $5,690. The note is payable in installments of $241 per month, including interest.

      (b) Note payable is collateralized by equipment with a cost of $20,064. The note is payable in installments of $492 per month including interest.

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







8.  Long-term debt (continued):

      (c) Note payable is collateralized by equipment with a cost of $11,923. The note is payable in installments of $240 per month including interest.

      (d) Note payable is collateralized by equipment with a cost of $7,688. The note is payable in installments of $199 per month including interest.

      (e) Note payable is collateralized by equipment with a cost of $6,796. The note is payable in installments of $170 per month including interest.

      (f) Note payable is collateralized by equipment with a cost of $5,296. The note is payable in installments of $155 per month including interest.

      (g) Note payable is collateralized by equipment with a cost of $9,053. The note is payable in installments of $251 per month including interest.

      Maturities of long-term debt as of August 31, 1997 are as follows:

                                 Year                                  Amount

                             May 31, 1998                             $16,232
                             May 31, 1999                              14,302
                             May 31, 2000                               6,901
                                                                      -------
                                                                      $37,435


9.    Commitments:

      Commencing August 1, 1993, the Company entered into a lease agreement with the Utica Industrial Development Corporation for manufacturing and office space of approximately 43,500 square feet. The initial term of the lease was from August 1, 1993 to April 30, 1994 at a monthly rental of $7,500.

      The Company had an option to purchase the facility for $600,000 which expired on April 30, 1994. The purchase was not completed by April 30, 1994, and the lease was automatically extended for an additional three year period at the same terms and rental. Rent expense was $22,500 for the three months ended August 31, 1997 and $28,500 for the three months ended August 31, 1996.

      The Company is currently renegotiating to purchase the facility for the original asking price of $600,000. Rental of the building is currently on a month to month basis at the rate of $7,500 per month. Should the purchase of the building be consummated, approximately $50,000 of the past rent will go toward the purchase price if the down payment on the revised purchase agreement is paid within a specified time frame.

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







9.    Commitments (continued):

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



10. Income taxes:

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

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS










10.     Income taxes (continued):

        The components of deferred tax assets and liabilities are as follows:

           Deferred tax assets:
              Bad debt allowances                                    $    500
              Net operating loss carryfoward                          114,115
                                                                      114,615

           Deferred tax liability:
              Depreciation                                                900

           Deferred tax asset                                         113,715

           Valuation allowance                                         30,600

           Net deferred tax asset                                    $ 83,115
                                                                     ========


        As of August 31, 1997, the Company has available, for tax reporting purposes, net operating loss carryovers of approximately $647,600 which expire through 2011.



11. Employment contracts:

       The Company has no employment contracts. Further, it has no retirement, pension or profit sharing plan covering its officers or directors.



12. Deferred offering expense:

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

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






13. Related party transactions:

     Officers loans are unsecured and non-interest bearing. Officers have indicated that they will not be repaid in the current year. In addition, the Company has advanced funds to its minority interest partner, Protective Disposal Apparel, in the amount of $89,039.


14. Common stock purchase options:

      As of August 31, 1997 the unexercised options held by Silver Lake, Inc. are as follows:

      Amount of options         Exercise price           Expiration

          500,000                      .75             October 31, 1998
          600,150                     1.25             October 31, 1998
          500,000                     2.00             October 31, 1998


       The Company has elected to continue use of the methods of accounting described by APB-25 "Accounting for Stock Issued to Employees" which is based on the intrinsic value of equity instruments and has not adopted the principles of SFAS-123 "Accounting for Stock Based Compensation" effective for fiscal years beginning after December 15, 1995, which is based on fair value. There is no significant difference between compensation cost recognized by APB-25 and the fair value method of SFAS-123. The Company has not recognized compensation on the granting of the options and warrants to employees and consultants since the fair value of the warrants or options is the same as or less than the exercise price.


15. Earnings per share:

                                           August 31, 1997      August 31, 1996
                                           ---------------      ---------------

                                               Primary              Primary

  Number of shares:
   Weighted average shares outstanding       15,490,009            13,649,571
   Incremental shares for outstanding
   stock options                              1,600,150               366,667
                                             ----------            ----------

                                             17,090,159            14,016,238
                                             ==========            ==========



      Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding. Shares that would be outstanding assuming exercise of dilutive stock options , all of which are considered to be common stock equivalents. Fully diluted earnings per share are the same as primary earnings per share for August 31, 1997 and August 31, 1996.

                          PART I FINANCIAL INFORMATION



ITEM 1. Financial Statements.

         The following condensed consolidated financial statements have been prepared by Health-Pak, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934 as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the condensed consolidated financial statements include all adjustments (consisting only of adjustments of a normal, recurring nature) necessary to present fairly the financial information set forth therein. Operating results for the three month period ended August 31, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1998.

         These condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in Form 10-KSB for the year ended May 31, 1997.

Condensed Consolidated Financial Statements:

Balance Sheets as of August 31, 1997 .........................F-2

Statement of Income For
Three Months Ended August 31, 1997 and 1996...................F-3

Statement of Cash Flows
For three Months Ended August 31, 1997 and 1996,,,,...........F-4

Notes to Condensed Consolidated Financial Statements..F-5 to F-11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

I. Financial Condition and Liquidity.

Introduction.

         As previously stated in the Company's filed reports, the financial statements and the discussion which follows includes, on a consolidated basis, the assets, liabilities and operating results for Protective Disposable Apparel Company, LLC ("PDA") which was acquired by the Company in October, 1996 as a 65% owned subsidiary. Since adjustments were not made for prior periods, comparisons may not completely reflect the actual results. Inter company balances have also been eliminated in the consolidation.

(a) Financial Condition.

Assets:

         Total assets increased by $98,499 at August 31, 1997, the end of the first quarter of fiscal 1998, when compared to the year end at May 31, 1997, an increase of approximately 3.2%, which reflects a much slower growth rate in terms of total assets than has been reported for previous periods. This is an indication of the fact that the Company's recent expansion period with the addition of the PDA acquisition has now settled. For instance, the Company's growth in terms of total assets at May 31, 1997 compared to the year ended May 31, 1996 was 190%.

         There is also very little change in the composition of assets since May 31, 1997 with cash being $29,718 higher at the end of the first quarter compared to the year end, receivables are only $13,094 higher than the year end and inventory being only $60,821 higher than the year end. These increases, expressed in terms of percentages are 12.7%, 2.9% and 4.2%, respectively, and are not regarded as significant by management. The increase in cash is slightly higher this period than the other items because of the Company's recent and temporary policy of conserving cash for the proposed acquisition of its plant facility as described in "Management's Discussion and Analysis or Plan of Operations in the Company's 10-KSB report for the year ended May 31, 1997."

         Each of the other individual asset accounts when compared with the corresponding account for the fiscal year ended May 31, 1997 are quite comparable and reflect little change in the composition of assets for the quarterly period ended August 31, 1997.

Liabilities:

         There were also no significant changes in liabilities for the period except for increases in notes payable, bank and accounts payable.

         The increase in bank notes payable (an increase of $61,010) for the period reflects the Company's increase in the use of its credit facility during the period and the increase of $74,830 in accounts payable is caused by the Company's continued policy of temporarily conserving cash for a proposed plant acquisition and some inventory purchases.

         None of these changes are regarded as significant by management and except for the entries mentioned above, the liabilities are very comparable to the year ended May 31, 1997. This indicates that the Company devoted the first quarter of fiscal 1998 to consolidation of its acquisition of PDA and positioning itself to make the building and plant acquisition previously mentioned.

         Liability for payroll taxes decreased in this period as this item was reduced by payment during the period and was not significantly increased because of the addition of new employees, as was the case at the fiscal year end.

         The additions to liabilities in the first quarter of 1998 represented by the increases in notes payable and accounts payable are responsible for the 6.3% increase in Total Current Liabilities at August 31, 1997 of approximately $106,694 compared to the year ended May 31, 1997 ($1,799,731 at August 31, 1997 compared to $1,693,037 at the year ended May 31, 1997). Current Liabilities at the end of the first quarter were, nevertheless, more than offset by Current Assets of $2,440,606.

         The Company's retained earnings deficit of $1,061,700 for the quarter ended August 31, 1997 shows an increase in the total deficit of $ 10,143 over the year ended May 31, 1997 due to a further net loss in the quarter ended August 31, 1997 of a comparable amount. This loss compares with a net loss of $89,622 at the year end in 1997 and a net loss of $9,798 at the end of the comparable quarter at August 31, 1996. See "Results of Operations."

         Management believes that, overall, there was no significant change in the financial condition of the Company in the first quarter of 1998 when compared to the year end.

         See "Results of Operations" for additional information. For information regarding liquidity, see Subparagraph (b) "Liquidity" below. For additional information relating to the financial condition of the Company, also see "Inflation" and "Trends Affecting Liquidity, Capital Resources and Operations."

(b) Liquidity.

                  Although there was a slight decrease in working capital at the end of the first quarter of 1998 compared to the year ended

May 31, 1997, the Company had sufficient liquid assets to meet its obligations at the end of this period. Working capital at August 31, 1997 was $640,875 compared to $647,903 at May 31, 1997, the fiscal year end. This represents a decrease of only $7,028 or 1.1% when comparing the first quarter of 1998 with the fiscal year end. This is not a significant change, particularly when taking into account the expenses that the Company has had in assimilating the business of PDA, providing inventory for PDA accounts and the establishment of a clean room facility for the Company, largely to accommodate PDA products.

         Principal short-term liabilities at August 31, 1997 were $1,113,516 in payables, short term note obligations of $613,962, the current portion of long term debt in the amount of $16,232 and taxes due of $56,021 for a total of $1,799,731. Against this total, at August 31, 1997, the Company had liquid current assets of $263,048 in cash, inventory of $1,517,811 and receivables of $468,410 for a total of $2,249,269 in short term assets. In management's opinion, these assets were sufficient to cover the Company's operating expenses and debt for the foreseeable future.


         Management also had at its disposal a credit line of $650,000 (an increase from the previous credit line of $600,000) of which approximately $50,000 was available at August 31, 1997.

         In combination, management believes that the Company will have sufficient liquidity and adequate working capital and sufficient credit alternatives to fund the Company's operations during the current fiscal year, including support for its planned expansion of sales.

         The principal source of funds for the Company's operations during the first quarter of 1998 continued to be from operating revenues and proceeds from its credit line, as reflected in the Company's financial statements.

II. Results of Operations.

         In the first quarter of 1998 the Company had net sales of $1,013,506 compared to net sales of $398,078 for the same period in fiscal 1997. This is an increase of $615,428 compared to the first quarter of fiscal 1997 or a percentage increase of approximately 155%.

         As previously reported, the substantial increase in revenues when compared to the prior period results primarily from the acquisition of PDA which added its revenues to those of the Company. Revenues were also very slightly influenced by a price increase of 3.5% on all of the Company's products applied on March 1, 1997. A price increase of 14.7% on all of PDA's products in

July, 1997 was also in effect for part of the quarter ended August 31, 1997 and increased revenues for that period.

         The price increases on PDA products were made as the result of a cost study conducted by the Company to insure that PDA's pervious costing was in line with pricing. Management discovered from the study that many of PDA's products were not correctly priced, which resulted in the price increase as of July 1, 1997. This study took longer than anticipated or the price adjustments would have been implemented sooner.

         Having now "costed" all of PDA's products and having adjusted the prices accordingly, management believes that improvement will occur in the Cost of Goods account for the second quarter of the current fiscal year.

         During the fiscal year ended May 31, 1997, the Company introduced new products which are expected by management to make more significant contributions to revenues in the current fiscal year than in 1997. These new products include sterile garments used in "clean room" operations in industry, where a germ free objective is maintained. These products include sterile lab coats, coveralls, hoods and boots and are a product of the Company's new "clean room" facilities.

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

         The Company opened important new customers for its products during fiscal 1997, including Boeing, Grumman Aircraft, Bristol Meyers, Johnson and Johnson and Mitsubishi. It is anticipated that serving these customers will influence revenues in a positive way during the current year.

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

         There were no significant contributions to revenues from the sale of the "Rigg" (a sling designed to hold basketballs, soccer balls and baseballs, among other things, allowing free use of the hands and arms) a non-medical product offered for consumer use beginning in 1995, and the Company is still awaiting marketing efforts of others to see important revenues from this product.

         However, based on the potential of the new products mentioned above, the new markets opened by the Company and the addition of PDA's sales and customers, management believes the Company will grow significantly in terms of net revenues for 1998.

         Cost of sales for the quarter ended August 31, 1997 increased when compared to the quarter ended August 31, 1996 as would be expected from the significant increase in revenues for the current period. Cost of sales for the quarter ended August 31, 1997 expressed as a percentage of net sales declined slightly to 72.7% compared to 72.8% for the quarter ended August 31, 1996, a difference of only 0.1%. This slight difference shows that the Company is more in balance in terms of its cost of sales now that price increases have been implemented and shows improvement over the year ended May 31, 1997, when cost of sales expressed as a percentage of net sales was 73.4%.

         As was previously stated, cost of sales during prior periods increased as a percentage of net sales because PDA's products were assimilated into the Company's line of products and these products were generally carried by PDA at a higher cost basis. The Company corrected this problem by (i) assuming some of the manufacturing responsibility for PDA's products, and thereby controlling costs on a better basis; and (ii) increasing the prices for PDA's products to more accurately reflect costs.

         Management now believes that the cost differential has been corrected by the increase in prices made by the Company in July, 1997, as stated above, and by manufacturing some of PDA's products in house. Now approximately 50% of PDA's products are made by the Company.

         Gross profits for the first quarter of 1998 were higher by $168,228 than gross profits for the comparable period in 1997 (i.e. $276,194 for the first quarter ended August 31, 1997 compared to $107,966 for the period ended August 31, 1996) on increased net sales of $1,013,506 for the quarter compared to net sales of $398,078 for the same period in 1997. Expressed as a percentage of net sales, gross profits for the quarter ended August 31, 1997 were 27.2% of net sales and 27.1% of net sales for the quarter ended August 31, 1996. Gross profits at the year ended May 31, 1997 were 26.1%. The comparison between the quarter ended August 31, 1997 and the year ended May 31, 1997 shows a slight improvement in performance resulting from the price increases earlier in the quarter and assumption of manufacturing operations for almost 50% of PDA's products. The price increases were not in effect for the entire period of the first quarter of 1998. Nevertheless, the obvious increase in net sales for the quarter ended August 31, 1997 compared to the same period ended August 31, 1996 resulted in a significant increase in gross profits for the most recent quarter.

         Selling, general and administrative expenses were 24.7% of net sales for the first quarter of 1998 compared to 27.1% of net sales for the same period in fiscal 1997. When examining this comparison it should be noted that in the quarter ended August 31, 1996, the cost of the Company's factoring charges was still attributable to this account while in the quarter ended August 31, 1997, the Company changed its method of financing operations and the interest costs for this purpose is shown in the interest expense account. Since this cost has been shifted out of selling, general and administrative expenses this year, the effect has been to lower this cost in the first quarter of 1998 compared to August 31, 1996.

         Other charges are up for the same reason, i.e. because interest charges for the Company's credit line are included in the interest account, which is part of "other charges."

         While the Company eliminated its high cost of factoring receivables during the last fiscal year, financing costs in terms of interest charges for its present financial accommodation for the quarter were $33,067 compared with only $6,950 for the quarter ended August 31, 1996.

         Net income (loss) for the quarter ended August 31, 1997 was ($10,143) compared to ($9,798) for the same period ended August 31, 1996 and was ($89,622) for the year ended May 31, 1997. While the loss for the two quarterly periods is comparable, it should be noted that gross profits from operations for the quarter ended August 31, 1997 were considerably higher than gross profits from operations for the same period at August 31, 1996. Cost factors which affected profitability in both quarterly periods, however, were the interest costs at August 31, 1997 and factoring charges (accounted for in higher General and Administrative costs) in the comparable period ended August 31, 1996.

         For information with respect to the possible effect of future trends on operations, see the discussion under the caption "Trends Affecting Liquidity, Capital Resources and Operations."

III.  Capital Resources.

         There was no significant increase in Property and equipment in the quarter ended August 31, 1997 and there are at present no commitments for capital purchases except for the Company's proposed purchase of the building which it presently occupies. The determination to purchase this building was made for a number of reasons including a favorable purchase price and because it will be saving money on the difference between rental payments and mortgage amortization. For this purpose, the Company has been accumulating cash as was stated above for the down payment.

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

         Current conditions indicate, however, that some funds will be required for additional capital expenditures in the foreseeable future which coincides with management's sales expansion program; however, as explained above, financing for purchasing these resources will be obtained from sources which will not require a substantial outlay of cash and will be in proportion to the Company's resources.

IV. Inflation.

         Management anticipates that inflation will not have a material effect on the Company's operations in the future. This is principally due to two factors. First, if orders increase due to inflation the Company presently has adequate manufacturing equipment and capacity to support not only its present level of operations but, with the addition of a second and, if needed, a third operating shift, to support a substantial increase in production of its present product lines. Second, although product pricing would be affected by inflation due to higher costs, management believes that public health and safety concerns would outweigh any negative impact of price increases and would not adversely affect the Company's projected sales. Additionally, the hospital and health care markets have historically been best able to pass on increased costs which are typically paid by insurance coverage.

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

         Nevertheless, the requirements relating to proper disposal of plastic-based garments is still in question and the Company cannot predict the outcome of any future regulations relating to these matters. Any changes in manufacturing or disposal requirements could result in higher manufacturing costs and less profitability for the Company or, possibly, complete elimination, which could have a substantially negative impact on liquidity and capital resources in the future.

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

         As new Company manufactured products, such as the "Rigg," car covers and sterilized products are introduced, management believes that sales revenues will increase and, over the long term, will result in more stable sales and higher profit margins for the Com-pany. In addition, the existence of the Occupational Safety and Health Administration (OSHA) regulations are expected to continue to have a positive influence on the demand for the Company's prod-ucts.

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

                            PART II OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits.

               11 - Calculation of primary and fully-diluted income (loss) per share. Reference is made to Note 15 of the financial statements, incorporated herein by reference.

          (b) Reports on Form 8-KSB

               None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             HEALTH-PAK, INC.



                                    /s/ Anthony J. Liberatore
                                        Anthony J. Liberatore
                                             President
                                        Chief Operating Officer
Dated:  December 12, 1997



                                    /s/ Michael A. Liberatore
                                        Michael A. Liberatore
                                           Vice President
                                       Chief Financial Officer
Dated:  December 12, 1997

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                         HEALTH-PAK, INC.




                                        Anthony J. Liberatore
                                             President
                                        Chief Operating Officer
Dated:  December 12, 1997




                                         Michael A. Liberatore
                                           Vice President
                                       Chief Financial Officer
Dated:  December 12, 1997