Form 10QSB
period 1997-11-30
HEALTH PAK INC
filed 1998-02-27
CIK 840823

SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549





                                                   FORM  10-QSB

                                    Quarterly Report Under Section 13 or 15(d)
                                      of the Securities Exchange Act of 1934




                                          Quarter Ended November 30, 1997

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

           Class                             Outstanding at November 30, 1997

Common stock, $0.002 par value                            15,490,009

                                                       INDEX



Part  I.       Financial information


               Item 1.      Condensed consolidated financial statements:

                            Balance sheet as of November 30, 1997 and
                            May 31, 1997                                   F-2

                            Statement of income (loss) for the six and three months ended November 30, 1997 and 1996 F-3

                            Statement of cash flows for the six months
                            ended November 30, 1997 and 1996               F-4

                            Notes to condensed consolidated financial
                            statements                                   F-5-13



               Item 2.      Management's discussion and analysis of
                            financial condition



Part II.       Other information



Signatures

                           HEALTH-PAK, INC. AND SUBSIDIARY

      CONDENSED CONSOLIDATED BALANCE SHEET - NOVEMBER 30, 1997 AND MAY 31, 1997




                                       ASSETS                                                     LIABILITIES



                                 November 30,        May 31,                                              November 30,      May 31,
                                     1997             1997                                                   1997           1997
Current assets:                                                  Current liabilities:
  Cash                           $ 203,207     $   233,330       Current portion of long-term debt       $   15,158       $ 16,896
  Receivables, trade, net of                                     Notes payable                              599,742        552,952
   allowance of $6,000             489,790         455,376       Accounts payable                         1,199,274      1,038,686
  Inventory                      1,568,863       1,456,990       Payroll and sales tax payable and
  Note receivable                   89,039          89,039        accrued expenses                           46,524         84,503
                                                                                                          ----------    ----------
  Prepaid expenses                 126,931         100,649
  Prepaid consulting fees            2,222           5,556
                                 ----------      ----------

    Total current assets         2,480,052       2,340,940      Total current liabilities                 1,860,698     1,693,037
                                 ----------      ----------                                              ----------    ----------

Property and equipment:
 Machinery and equipment           312,106         310,797       Long-term debt, net of current
 Leasehold improvements            116,878         107,460         portion                                   17,791        24,885
                                                                                                         ----------    ----------
 Office equipment                   99,860          99,860
 Automotive equipment               21,021          21,021
                                  ----------     ----------
                                   549,865         539,138
 Less accumulated depreciation     234,066         209,476       Commitments
                                  ----------     ----------

                                   315,799         329,662
                                   -------         -------
                                                                Minority interest in consolidated subsidiary   27,517     62,030
                                                                                                           ----------    ----------

Other assets:
 Investments in affiliated Company   135,027       130,637       Shareholders' equity:
 Deposit on building                  28,647        28,400         Common stock, .001 par value 2,000,000
 Security deposits                     6,371         5,241          shares authorized
 Deferred loan acquisition fees                                    Common stock, .002 par value 20,000,000
  and costs                           11,069        18,224          shares authorized                        30,980        30,980
 Deferred offering expenses           99,530        99,530         Common stock purchase warrants:
 Deferred income taxes                83,115        83,115          Class A
 Cash surrender value, officers'                                    Class B
   life insurance                     26,760        26,760          Class C
  Officer's loan                       1,200         1,200         Additional paid in capital             2,304,334     2,304,334
                                  ----------     ----------
                                                                   Deficit                              ( 1,053,750)  ( 1,051,557)
                                                                                                         ----------    ----------
                                     391,719       393,107                                                1,281,564     1,283,757
                                  ----------    ----------                                               ----------    ----------


                                  $3,187,570    $3,063,709                                               $3,187,570    $3,063,709
                                  ==========    ==========                                               ==========    ==========




     See notes to condensed consolidated financial statements.
                                                                            F-2

                                       HEALTH-PAK, INC. AND SUBSIDIARY

                             CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                          SIX AND THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996





                           Six months ended                  Three months ended
                              November 30,                       November 30,
                          1997           1996               1997        1996
                         ----            ----               ----        ----

Net sales             $1,998,923     $1,133,283        $  985,417    $ 512,997

Cost of sales          1,470,334        766,040           733,022      366,650
                      ----------     ----------         ----------    ----------

Gross profit             528,589        367,243           252,395      146,347

Selling, general and
administrative expenses  504,582        438,005            254,219     228,487
                       ----------    ----------         ----------   ----------

Income (loss) from
 operations               24,007       ( 70,762)       (     1,824   (  82,140)
                       ----------     ----------         ----------  ----------

Other income (expense):
 Loss on investments in
  affiliated company       4,390    (     5,763)                        35,082
 Interest expense    (    61,770)   (    18,260)       (    28,703)   ( 11,309)
 Amortization        (     3,333)   (     3,333)       (     1,666)   (  1,666)
                      ----------     ----------         ----------   ----------

                     (    60,713)   (    27,356)       (    30,369)     22,107
                      ----------     ----------         ----------   ----------

Loss before income taxes( 36,706)      ( 54,207)          ( 32,193)  (  60,033)

Income taxes (benefit):
  Current                             (  18,275)                     (  15,009)

Minority interest in
 income of subsidiary     34,513       ( 18,890)            40,143
                       ----------     ----------          ---------- ----------

Net income             ($  2,193)   ($   54,822)        $    7,950   ($ 45,024)
                       ==========     ==========         ==========  =========

Earnings per common and dilutive common equivalent share:

  Primary            $     0.00          $ 0.00             $ 0.00     $  0.00
                      ===========      ==========          ========= ==========

  Fully diluted         $  0.00          $ 0.00             $ 0.00      $ 0.00
                      ===========      ==========          ========= ==========

Weighted average number of common shares and dilutive outstanding:

  Primary            17,090,159      15,759,283         17,090,159   15,249,721
                     ==========      ==========         ==========   ==========

  Fully diluted      17,090,159      15,759,283         17,090,159   15,249,721
                     ==========      ==========         ==========   ==========







     See notes to condensed consolidated financial statements.
                                                                            F-3

                             HEALTH-PAK, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                         SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1996










                                                                                        1997               1996
                                                                                        ----               ----
Operating activities:
  Net loss                                                                          ($  2,193)         ($ 54,822)
  Adjustments to reconcile net income to cash provided by
   operating activities:
     Depreciation                                                                       24,590             18,934
     Amortization                                                                        3,334              8,653
     Gain on investments in subsidiaries                                            (   4,390)             24,653
     Changes in other operating assets and liabilities:
       Accounts receivable                                                          (  34,414)         ( 297,462)
       Inventory                                                                    ( 146,386)         ( 472,640)
       Prepaid expenses and interest receivables                                    (  26,281)         (   5,196)
       Accounts payable                                                                160,588            258,844
       Accrued expenses                                                             (  37,979)         (   7,694)
       Deferred income taxes                                                                           (  19,071)
       Deposits and loan fees                                                            5,777         (  31,118)
                                                                                      --------          --------

       Net cash used in operating activities                                        (  57,354)         ( 576,919)
                                                                                     --------           --------

Investing activities:
  Purchase of property and equipment                                                (  10,727)         (  39,050)
                                                                                     --------           --------

       Net cash used in investing activities                                        (  10,727)         (  39,050)
                                                                                     --------           --------

Financing activities:
  Proceeds from issuance of common stock                                                                  384,960
  Increase in long-term debt                                                                               31,083
  Proceeds from notes payable, bank                                                     46,790            269,078
  Payment of notes payable, bank                                                                       (   6,736)
  Payment of long-term debt                                                         (   8,832)         (  11,625)
  Payment of deferred offering expenses                                                                (     291)
                                                                                      --------          --------

       Net cash provided from financing activities                                      37,958            666,469
                                                                                      --------           --------

Net increase (decrease) in cash                                                     (  30,123)             50,500

Cash, beginning of period                                                              233,330              1,376
                                                                                      --------           --------

Cash, end of period                                                                   $203,207           $ 51,876
                                                                                      ========           ========

Supplemental  disclosures and cash flow  information:  Cash paid during the year for:
    Interest                                                                          $ 61,770           $ 18,259
                                                                                      ========           ========
    Income taxes                                                                      $      0           $      0
                                                                                      ========           ========

Supplemental schedule of non-cash investing and financing activities:
   Issuance of common stock for equity interest
    in Silver Lake Holding, Ltd.                                                      $      0           $136,400
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

    The Company maintains manufacturing facilities in upstate New York, Mexico and to a lesser extent Haiti. In addition to paper goods, the Company also manufactures a sporting goods accessory item, sales of which were minimal for the six months ended November 30, 1997. The Company's sales are spread throughout the United States.

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

     Use of estimates:
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Effect of recently issued accounting standards:
      The Financial  Accounting  Standards Board issued Statement of Financial
       Accounting Standards ("SFAS") No. 121, "Accounting for the Impaired of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. "SFAS" No. 121 requires that Long-Lived Assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events indicated that the carrying amount of an asset may not be recoverable. The Company has no impaired assets at November 30, 1997.

      The Accounting Standards Board issued Statement of Financial Accounting
       Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation". The effective date of SFAS No. 123 is for fiscal years beginning after December 15, 1995, and established a method of accounting for stock compensation plans based on fair value. The Company does not believe that SFAS No. 123 will have an impact on its financial statements. The Company has not adopted SFAS No. 123 at November 30, 1997 and continues to use APB 25 which accounts for stock compensation at the intrinsic value.

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


4.  Inventories:

    Inventories consist of:
                                            November 30             May 31
                                               1997                 1997
                                               ----                 ----
        Raw materials                      $  972,695           $  432,771
        Finished goods                        596,168            1,024,219
                                            ----------          ----------

                                           $1,568,863           $1,456,990
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




                                   LIABILITIES AND MEMBERS' CAPITAL

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


7. Notes payable:

    The Company has at its disposal a line of credit at Marine Midland Bank.The note is due on demand and carries interest at prime + 1.5%. Inventory and accounts receivable are pledged as security. The note is also secured by the personal guarantees of Anthony Liberatore and Alfred Zennamo to the extent of $50,000 in total. As of November 30, 1997 the balance due on the line of credit was $57,926.

    The Company opened a line of credit with Foothill Capital Corporation in September 1996. The loan ceiling amount is based on a percentage formula of eligible accounts receivable and inventory. The balance due at November 30, 1997 was $541,816.



8. Long-term debt:
                                                 Rate   Amount   Maturity

      Note payable, Key Credit             (a)    12%  $  624    May, 1998
      Note payable, Manifest Group         (b)    10%  15,744    July, 1999
      Note payable, Waste Mgmt. of N.Y.    (c)    10%   4,195    November, 1998
      Note payable, Business Services, Co. (d)    10%      78    January, 1998
      Note payable, Resource Capital Corp. (e)    10%   4,227    March, 2000
      Note payable, Resource Capital Corp. (f)    10%   3,028    July, 1999
      Note payable, Resource Capital Corp. (g)    10%   5,053    April, 1998
                                                       -------
                                                       32,949
      Less current portion                             15,158
                                                       ------

                                                      $17,791
                                                      =======



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

      (g) Note payable is collateralized by equipment with a cost of $9,053. The note is payable in installments of $251 per month including interest.

      Maturities of long-term debt as of November 30, 1997 are as follows:

                          Year                                      Amount

                    November 30, 1998                              $15,158
                    November 30, 1999                               13,124
                    November 30, 2000                                4,667
                                                                   -------
                                                                   $32,949
                                                                   =======


9.    Commitments:

      Commencing August 1, 1993, the Company entered into a lease agreement with the Utica Industrial Development Corporation for manufacturing and office space of approximately 43,500 square feet. The initial term of the lease was from August 1, 1993 to April 30, 1994 at a monthly rental of $7,500.

      The Company had an option to purchase the facility for $600,000 which expired on April 30, 1994. The purchase was not completed by April 30, 1994, and the lease was automatically extended for an additional three year period at the same terms and rental. Rent expense was $31,500 for the six months ended November 30, 1997 and $54,150 for the six months ended November 30, 1996.

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

     In addition, the Company also issued 4,500,000 stock options at various exercised prices. As of November 30, 1997, 2,748,047 options have been exercised as follows:


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

                                      HEALTH-PAK, INC. AND SUBSIDIARY

                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS










10.     Income taxes (continued):

        The components of deferred tax assets and liabilities are as follows:

           Deferred tax assets:
              Bad debt allowances                                 $    500
              Net operating loss carryfoward                       114,115
                                                                   -------
                                                                   114,615
                                                                   -------

           Deferred tax liability:
              Depreciation                                             900
                                                                    ------

           Deferred tax asset                                      113,715

           Valuation allowance                                      30,600
                                                                    ------

           Net deferred tax asset                                 $ 83,115
                                                                   ========


      As of November 30, 1997, the Company has available, for tax reporting purposes, net operating loss carryovers of approximately $647,600 which expire through 2011.



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


14. Common stock purchase options:

     As of November 30, 1997 the unexercised options held by Silver Lake, Inc.
         are as follows:

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


15. Earnings per share:

                                         November 30, 1997    November 30, 1996
                                         -----------------   -----------------

                                              Primary             Primary

  Number of shares:
   Weighted average shares outstanding      15,490,009          14,159,133
    Incremental shares for outstanding
     stock options                           1,600,150           1,600,150
                                            ----------          ----------

                                            17,090,159          15,759,283
                                            ==========          ==========



    Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding. Shares that would be outstanding assuming exercise of dilutive stock options , all of which are considered to be common stock equivalents. Fully diluted earnings per share are the same as primary earnings per share for November 30, 1997 and November 30, 1996.

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

(a) Financial Condition.

Assets:

Total assets increased by $123,861 at November 30, 1997, the end of the first half of fiscal 1998, when compared to the year end at May 31, 1997, an increase of slightly over 4%, which reflects a slower growth rate in terms of total assets than has been reported for previous periods. This is an indication of the fact that the Company's recent expansion period with the addition of the PDA acquisition has now settled. For instance, the Company's growth in terms of total assets at May 31, 1997 compared to the year ended May 31, 1996 was 190%.

There is also very little change in the composition of assets since May 31, 1997 with cash being $30,523 lower at the end of the first half compared to the year end; receivables are only $34,414 higher than the year end and inventory being $111,873 higher than the year end. These changes, expressed in terms of percentages are (13.1%), 7.5% and 7.7%, respectively, and are not regarded as significant by management. Other changes in the composition of assets at November 30, 1997 included (i) prepaid expenses which increased to $126,931, as compared to $100,649 at fiscal year end; (ii) machinery and equipment which increased slightly to $312,106 from $310, 797 at fiscal year end: leasehold improvements which also increased slightly to $116,878, as compared to $107,460 at fiscal year end; and (iii) investment in affiliated company which also increased slightly to $135,027 as compared to $130,637 at fiscal year end.

Each of the other individual asset accounts when compared with the corresponding account for the fiscal year ended May 31, 1997 are quite comparable and reflect little if any change in the composition of assets for the six month period ended November 30, 1997.

Liabilities:

Total current liabilities at November 30, 1997 increased to $1,860,700, up $167,663 from May 31, 1997. This increase was due primarily to increases in notes payable, bank ($599,742 as compared to $552,952 at fiscal year end) and accounts payable ($1,199,274 as compared to $1,038,686 at fiscal year end. The increase in bank notes payable for the period reflects the Company's continued increase in the use of its credit facility during the period and the increase in accounts payable is caused by the Company's continued policy of temporarily conserving cash for a proposed plant acquisition and some inventory purchases. This policy has been in effect since the start of fiscal 1998 and, in part, accounts for the increased inventory, including increases in inventory of its affiliated company, reflected in the figures at November 30, 1997.

None of these changes are regarded as significant by management and except for the entries mentioned above, the liabilities are comparable to the year ended May 31, 1997. This indicates that the Company devoted the first half of fiscal 1998 to consolidation of its acquisition of PDA and positioning itself to make the building and plant acquisition previously mentioned.

Liability for payroll taxes decreased in this period ($46,526 at November 30, 1997 compared to $84,503 at Fiscal year end) as this item was reduced by payment during the period and was not significantly increased because of the addition of new employees, as was the case at the fiscal year end.

The additions to liabilities in the first half of fiscal 1998 represented by the increases in notes payable and accounts payable are responsible for the 9.9% increase in Total Current Liabilities at November 30, 1997 of approximately $167,663 compared to the year ended May 31, 1997 ($1,860,700 at November 30, 1997 compared to $1,693,037 at the year ended May 31, 1997). Current Liabilities at the end of the first half were, nevertheless, more than offset by Current Assets of $2,480,052.

The Company's retained earnings deficit of $1,053,750 for the six months ended November 30, 1997 shows an increase in the total deficit of $ 2,193 over the year ended May 31, 1997 due to a further net loss in the six months ended November 30, 1997 of a comparable amount. This loss compares with a net loss of $89,622 at the year end in 1997 and a net loss of $54,822 at the end of the first half of fiscal 1997 at November 30, 1996. However, more significantly, during the three months ended November 30, 1997, the Company's operations showed a net profit for the period of $7,950, as compared to a loss of $45,024 for the three months ended November 30, 1996. See "Results of Operations" for further details.

Management believes that, overall, there was no significant change in the financial condition of the Company in the first half of fiscal 1998 when compared to the year end.

See "Results of Operations" for additional information. For information regarding liquidity, see Subparagraph (b) "Liquidity" below. For additional information relating to the financial condition of the Company, also see "Inflation" and "Trends Affecting Liquidity, Capital Resources and Operations."

(b) Liquidity.

Although there was a decrease in working capital at the end of the first half of fiscal 1998 compared to the year ended May 31, 1997, the Company had sufficient liquid assets to meet its obligations at the end of this period. Working capital at November 30, 1997 was $619,352 compared to $647,903 at May 31, 1997, the fiscal year end. This represents a decrease of $28,551 or 4.4% when comparing the first half of 1998 with the fiscal year end. Management does not view this as a significant change, particularly when taking into account the expenses that the Company has had in assimilating the business of PDA, providing inventory for PDA accounts and the establishment of a clean room facility for the Company, largely to accommodate PDA products.

Principal short-term liabilities at November 30, 1997 were $1,199,274 in accounts payables, short term note obligations of $599,742, the current portion of long term debt in the amount of $15,158 and taxes and accrued expenses due of $46,524 for a total of $1,860,698. Against this total, at November 30, 1997, the Company had liquid current assets of $203,207 in cash, inventory of $1,568,863 and trade receivables of $489,790 for a total of $2,261,860 in short term liquid assets. In management's opinion, these assets were sufficient to cover the Company's operating expenses and debt for the foreseeable future.

Management also had at its disposal a credit line of $650,000 (an increase from the previous credit line of $600,000) of which approximately $58,000 was available at November 30, 1997. This credit line was increased in February 1998 to $750,000.

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

II. Results of Operations.

In the first half of fiscal 1998 the Company had gross sales of $1,998,923 compared to gross sales of $1,133,283 for the same period in fiscal 1997. This is an increase of $865,640 compared to the first half of fiscal 1997 or a percentage increase of approximately 76.4%. Cost of sales for the first half of fiscal 1998 were $1,470,334 resulting in a gross profit from operations of $528,589; compared to $766,040 and $367,243, respectively for the same period in fiscal 1997. This represents an increase in gross operating profits for this period of $161, 346 or slightly less than 44% higher than in the first half of fiscal 1997.

Expressed as a percentage of net sales, gross profits for the six months ended November 30, 1997 were 26.4% of net sales and 32.4% of net sales for the six months ended November 30, 1996. Gross profits at the year ended May 31, 1997 were 26.1%. The comparison between the period ended November 30, 1997 and the year ended May 31, 1997 shows only a slight increase which, like the larger increase experienced in the first half of fiscal 1998, is primarily due to the integration of the PDA products, which were not a factor in the first half of fiscal 1997. The price increases were not in effect for the entire first half of fiscal 1997 and were in place only for a portion of the first half of fiscal 1998. Nevertheless, the obvious increase in net sales for the quarter ended November 30, 1997 compared to the same period ended November 30, 1996 resulted in a significant increase in gross profits for the most recent period.

More significantly, however, during the three months ended November 30, 1997, the Company had gross sales of $985,417, as compared to $512,997 for the three months ended November 30, 1996. After cost of sales of $733,022 (compared to $366,650 for the second quarter of fiscal 1997), the Company had a gross profit of $252,395 for the second quarter of fiscal 1998, compared to a gross profit of $146,347 for the second quarter of fiscal 1997. This represents and increase of $106,048 or over 72% higher than the same period last year.

As previously reported, the substantial increase in revenues when compared to the prior period results primarily from the acquisition of PDA which added its revenues to those of the Company. Revenues were also very slightly influenced by a price increase of 3.5% on all of the Company's products applied on March 1, 1997. A price increase of 14.7% on all of PDA's products in July, 1997 was also in effect for part of most the period ended November 30, 1997 and increased revenues for that period.

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

As stated above, cost of sales for the six months ended November 30, 1997 increased when compared to the six months ended November 30, 1996, as would be expected from the significant increase in revenues for the current period. Cost of sales for the period expressed as a percentage of net sales increased to 73.6% compared to 67.6% for the six months ended November 30, 1996. This increase, however, is only slightly higher than at the fiscal year ended May 31, 1997, when cost of sales expressed as a percentage of net sales was 73.4%.

As was previously stated, cost of sales have increased as a percentage of net sales because PDA's products were assimilated into the Company's line of products and these products were generally carried by PDA at a higher cost basis. The Company corrected this problem by (i) assuming some of the manufacturing responsibility for PDA's products, and thereby controlling costs on a better basis; and (ii) increasing the prices for PDA's products to more accurately reflect costs. Management now believes that the cost differential has been corrected by the increase in prices made by the Company in July, 1997, as stated above, and by manufacturing some of PDA's products in house. Now approximately 50% of PDA's products are made by the Company.

Selling, general and administrative expenses were 25.2% of net sales for the first half of fiscal 1998 compared to 38.6% of net sales for the same period in fiscal 1997. When examining this comparison it should be noted that in the period ended November 30, 1996, the cost of the Company's factoring charges was still attributable to this account while in the period ended November 30, 1997, the Company changed its method of financing operations and the interest costs for this purpose is shown in the interest expense account. Since this cost has been shifted out of selling, general and administrative expenses this year, the effect has been to lower this cost in the six months ended November 30, 1997 compared to November 30, 1996.

Other charges are up for the same reason, i.e. because interest charges for the Company's credit line are included in the interest account, which is part of "other charges."

While the Company eliminated its high cost of factoring receivables during the last fiscal year, financing costs in terms of interest charges for its present financial accommodation for the six months were $61,770 compared with only $18,260 for the six months ended November 30, 1996.

Net income (loss) for the six months ended November 30, 1997 was ($2,193) compared to ($54,822) for the six months ended November 30, 1996, and ($89,622) for the year ended May 31, 1997. While continuing to reflect a very modest loss for the six months ended November 30, 1997, it should be noted that gross profits from operations for the same period were considerably higher than gross profits from operations for the same period at August 31, 1996. Cost factors which affected profitability in both periods, however, were the interest costs at November 30, 1997 and factoring charges (accounted for in higher General and Administrative costs) in the comparable period ended November 30, 1996.

However, during the three months ended November 30, 1997, the Company operations resulted in a net operating profit of $7,950, compared to a net loss of ($45,024) during the first six months of fiscal 1996. Management believes that this renewed profitability is the culmination of several years of effort to streamline the Company's operations and bring costs and pricing in line with current market conditions.

For information with respect to the possible effect of future trends on operations, see the discussion under the caption "Trends Affecting Liquidity, Capital Resources and Operations."

III.  Capital Resources.

There was no significant increase in Property and equipment in the period ended November 30, 1997 and there are at present no commitments for capital purchases except for the Company's proposed purchase of the building which it presently occupies. The determination to purchase this building was made for a number of reasons including a favorable purchase price and because it will be saving money on the difference between rental payments and mortgage amortization. For this purpose, the Company has been accumulating cash as was stated above for the down payment.

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

V.  Trends Affecting Liquidity, Capital Resources and Operations.

A number of factors are expected to impact upon the Company's liquidity, capital resources and future operations. Included among these are (i) environmental concerns; (ii) economic factors generally af fecting the health care industry;
(iii) governmental regulation of the Company's products and (iv) the growing concern in many industries about controlling the spread of infectious disease.

Some disposable products offered by the Company are made from plastic-based materials which have raised concern among environmental groups over their proper disposal. Although management believes that such concerns are, in many cases, valid, it is also believed that these concerns must be balanced with safety provided by these products against infectious diseases such as AIDS, hepatitis and others. This belief has recently been reinforced by the new, comprehensive safety regulations issued by the Occupation al Safety and Health Administration
(OSHA) which require extensive new measures to combat the spread of infection and disease in many industries which had not previously required such measures. Most im portantly, from the point of view of the Company, are the requirements for protective apparel such as that manufactured by the Company. Management believes that the regulations, which are now fully implemented, will increase demand for the Company's products and significantly expand the Company's markets. Based upon recent increased orders, management believes that most significant among these new markets for its products will be the hospital looking to comply with the new OSHA regulations, emergency service industries, including police, fire and ambulance services, which routinely are exposed to unusually high risk of infectious diseases and physicians.

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

Management also believes that perhaps the most significant adverse impact upon its liquidity, capital resources and future operations may result from economic pressures to keep health care costs low. Spear headed by health care insurers and now the federal government, the entire health care industry in the United States has come under increasing pressure and scrutiny to reduce unnecessary and wasteful costs. To meet the criticism in recent years over the higher cost of disposable products, the Company has intro duced a line of limited reusable products. These products are designed to be washed and reused from between 25 and 100 times before being replaced. Management believes that such products will not only address the economic concerns but also the environmental issues by reducing the amount of products which are being discarded. However, as already mentioned, in situations where there is a high risk of spreading infection, management believes that the disposable products will continue to have strong appeal and demand in the marketplace.

As new Company manufactured products, such as the "Rigg," car covers and sterilized products are introduced, management believes that sales revenues will increase and, over the long term, will result in more stable sales and higher profit margins for the Company. In addition, the existence of the Occupa tional Safety and Health Administration (OSHA) regulations are expected to continue to have a positive influence on the demand for the Company's products.

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


         PART II  OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits.

11 - Calculation of primary and fully-diluted income (loss) per share. Reference is made to Note 15 the financial statements, incorporated herein by reference.

          (b) Reports on Form 8-KSB

               None.

                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       HEALTH-PAK, INC.



                                      /s/ Anthony J. Liberatore
                                      Anthony J. Liberatore,President
                                      Chief Operating Officer

Dated:  February 10, 1998



                                    /s/ Michael A. Liberatore
                                        Michael A. Liberatore,Vice President
                                        Chief Financial Officer

Dated:  February 10, 1998