Form 10QSB
period 1998-02-28
HEALTH PAK INC
filed 1998-07-23
CIK 840823

SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549





                                                   FORM  10-QSB

                                    Quarterly Report Under Section 13 or 15(d)
                                      of the Securities Exchange Act of 1934




                                          Quarter Ended February 28, 1998

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

           Class                           Outstanding at February 28, 1998

Common stock, $0.002 par value                            15,490,009

                                                       INDEX



Part  I.       Financial information


               Item 1.      Condensed consolidated financial statements:

                            Balance sheet as of February 28, 1998 and
                            May 31, 1997                                   F-2

                            Statement of income (loss) for the nine and three months ended February 28, 1998 and 1997 F-3

                            Statement of cash flows for the nine months
                            ended February 28, 1998 and 1997               F-4

                            Notes to condensed consolidated financial
                            statements                                   F-5-13



               Item 2.      Management's discussion and analysis of
                            financial condition



Part II.       Other information



Signatures

                            HEALTH-PAK, INC. AND SUBSIDIARY

      CONDENSED CONSOLIDATED BALANCE SHEET - FEBRUARY 28, 1998 AND MAY 31, 1997

                                       ASSETS                                                  LIABILITIES


                                    February 28,       May 31,                                              February 28,     May 31,
                                        1998            1997                                                    1998          1997
                                       ----             ----                                                    ----           ----
Current assets:                                                     Current liabilities:
  Cash                             $  323,488     $   233,330         Current portion of long-term debt    $   14,503    $   16,896
  Receivables, trade, net of                                          Notes payable                           760,840       552,952
   allowance of $6,000                580,319         455,376         Accounts payable                      1,252,435     1,038,686
  Inventory                         1,522,286       1,456,990         Payroll and sales tax payable and
  Note receivable                      89,039          89,039          accrued expenses                        51,781        84,503
                                                                                                           ----------    ----------
  Prepaid expenses                    106,807         100,649
  Prepaid consulting fees                 556           5,556
                                    ----------      ----------

    Total current assets            2,622,495       2,340,940            Total current liabilities          2,079,559     1,693,037
                                   ----------      ----------                                              ----------    ----------

Property and equipment:
 Machinery and equipment              314,698         310,797       Long-term debt, net of current
 Leasehold improvements               119,634         107,460         portion                                  14,332        24,885
                                                                                                           ----------    ----------
 Office equipment                     110,130          99,860
 Automotive equipment                  21,021          21,021
                                   ----------      ----------
                                      565,483         539,138
 Less accumulated depreciation        246,602         209,476       Commitments
                                   ----------      ----------

                                      318,881         329,662
                                      -------         -------
                                                                    Minority interest in consolidated subsidiary   18,897    62,030
                                                                                                                 ---------- -------

Other assets:
  Investments in affiliated Company   135,027         130,637       Shareholders' equity:
  Deposit on building                  28,647          28,400         Common stock, .001 par value 2,000,000
  Security deposits                     6,372           5,241          shares authorized
  Deferred loan acquisition fees                                      Common stock, .002 par value 20,000,000
   and costs                            6,480          18,224          shares authorized                          30,980     30,980
  Deferred offering expenses           99,530          99,530         Common stock purchase warrants:
  Deferred income taxes                83,115          83,115          Class A
  Cash surrender value, officers'                                                    Class B
   life insurance                      26,760          26,760          Class C
  Officer's loan                        1,200           1,200         Additional paid in capital               2,304,334  2,304,334
                                   ----------      ----------
                                                                      Deficit                               ( 1,119,5950)(1,051,557)
                                                                                                              ----------  ----------
                                      387,131         393,107                                                  1,215,719  1,283,757
                                   ----------      ----------                                                  ---------  ----------


                                   $3,328,507      $3,063,709                                                 $3,328,507 $3,063,709
                                   ==========      ==========                                                 ========== ==========





     See notes to condensed consolidated financial statements.
                                                                             F-2

                                     HEALTH-PAK, INC. AND SUBSIDIARY

                             CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                        NINE AND THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997





                                                        Nine months ended                     Three months ended
                                                           February 28,                           February 28,
                                                  1998              1997                1998               1997
                                                  ----              ----                ----               ----

Net sales                                     $2,682,952         $2,299,507         $  925,456         $1,166,224

Cost of sales                                  1,905,704          1,840,495            676,797          1,074,455
                                              ----------         ----------         ----------         ----------

Gross profit                                     777,248            459,012            248,659             91,769

Selling, general and
administrative expenses                          790,923            501,815            286,341            107,721
                                              ----------         ----------         ----------         ----------

Loss from operations                        (    13,675)       (    42,803)       (    37,682)       (    15,952)
                                             ----------         ----------         ----------         ----------

Other income (expense):
  Gain (loss) on investments
   in affiliated company                           4,390       (     5,763)
  Interest expense                          (    95,872)       (    38,790)       (    34,102)       (    20,530)
  Amortization                              (     6,012)       (     5,000)       (     2,679)       (     1,667)
                                             ----------         ----------         ----------         ----------

                                            (    97,494)       (    49,553)       (    36,781)       (    22,197)
                                             ----------         ----------         ----------         ----------

Loss before income taxes                    (   111,169)       (    92,356)       (    74,463)       (    38,149)

Income taxes (benefit):
  Current                                                      (    25,299)                          (    13,566)

Minority interest in income
 (loss) of subsidiary                             43,131       (     8,838)              8,618             10,052
                                              ----------        ----------          ----------         ----------

Net loss                                    ($   68,038)       ($   75,895)       ($   65,845)       ($   14,531)
                                              ==========         ==========         ==========         ==========

Earnings per common and
 dilutive common equivalent share:


  Primary                                   $     0.00          $     0.00         $     0.00         $     0.00
                                             ==========         ==========         ===========          =========

  Fully diluted                             $     0.00          $     0.00         $     0.00         $     0.00
                                             ==========         ==========         ===========          =========

Weighted average number
 of common shares and
 dilutive outstanding:

  Primary                                    17,090,159         16,198,003         17,090,159         17,090,159
                                             ==========         ==========         ==========         ==========

  Fully diluted                              17,090,159         16,198,003         17,090,159         17,090,159
                                             ==========         ==========         ==========         ==========









     See notes to condensed consolidated financial statements.
                                                                            F-3

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   NINE MONTHS ENDED FEBRUARY 28, 1998 AND 1997











                                                                                        1998               1997
                                                                                        ----               ----
Operating activities:
  Net loss                                                                          ($ 68,038)         ($ 75,895)
  Adjustments to reconcile net income to cash provided by
   operating activities:
     Depreciation                                                                       37,126             28,467
     Amortization                                                                        5,000              5,000
     Gain on investments in subsidiaries                                            (   4,390)              5,763
     Minority interest in income of subsidiary                                      (  43,133)              8,838
     Changes in other operating assets and liabilities:
       Accounts receivable                                                          ( 124,943)         ( 265,449)
       Inventory                                                                    (  65,296)         ( 689,119)
       Prepaid expenses                                                             (   6,156)         (  10,094)
       Accounts payable                                                                213,749            474,766
       Accrued expenses                                                             (  32,724)         (  15,975)
       Deferred income taxes                                                                           (  26,095)
       Deposits and loan fees                                                           10,366         (  34,618)
                                                                                      --------          --------

       Net cash used in operating activities                                        (  78,439)         ( 594,411)
                                                                                     --------           --------

Investing activities:
  Purchase of property and equipment                                                (  26,345)         (  49,764)
  Loan receivable                                                                                      (      50)
                                                                                      --------          --------

       Net cash used in investing activities                                        (  26,345)         (  49,814)
                                                                                     --------           --------

Financing activities:
  Proceeds from issuance of common stock and paid in
   capital                                                                                                384,960
  Increase in long-term debt                                                                               30,326
  Proceeds from notes payable, bank                                                    220,012            405,521
  Payment of notes payable, bank                                                    (  12,124)         (  10,777)
  Payment of long-term debt                                                         (  12,946)         (  17,659)
  Payment of deferred offering expenses                                                                (     291)
                                                                                      --------          --------

       Net cash provided from financing activities                                     194,942            792,080
                                                                                      --------           --------

Net increase in cash                                                                    90,158            147,855

Cash, beginning of period                                                              233,330              1,376
                                                                                      --------           --------

Cash, end of period                                                                   $323,488           $149,231
                                                                                      ========           ========

Supplemental  disclosures and cash flow  information:  Cash paid during the year for:
    Interest                                                                          $ 95,872           $ 38,790
                                                                                      ========           ========
    Income taxes                                                                      $      0           $      0
                                                                                      ========           ========

Supplemental schedule of non-cash investing and financing activities:
   Issuance of common stock for equity interest
    in Silver Lake Holding, Ltd.                                                      $      0           $136,400
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

    The Company maintains manufacturing facilities in upstate New York, Mexico and to a lesser extent Haiti. In addition to paper goods, the Company also manufactures a sporting goods accessory item, sales of which were minimal for the nine months ended February 28, 1998. The Company's sales are spread throughout the United States.

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

      Effect of recently issued accounting standards:
        The Financial  Accounting  Standards Board issued Statement of Financial
         Accounting Standards ("SFAS") No. 121, "Accounting for the Impaired of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. "SFAS" No. 121 requires that Long-Lived Assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events indicated that the carrying amount of an asset may not be recoverable. The Company has no impaired assets at February 28, 1998.

        The Accounting Standards Board issued Statement of Financial Accounting
         Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation". The effective date of SFAS No. 123 is for fiscal years beginning after December 15, 1995, and established a method of accounting for stock compensation plans based on fair value. The Company does not believe that SFAS No. 123 will have an impact on its financial statements. The Company has not adopted SFAS No. 123 at February 28, 1998 and continues to use APB 25 which accounts for stock compensation at the intrinsic value.

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


4.  Inventories:

    Inventories consist of:
                                                February 28           May 31
                                                    1998              1997
                                                    ----              ----

        Raw materials                         $  456,686          $  432,771
        Finished goods                         1,065,600           1,024,219
                                               ----------          ----------

                                              $1,522,286          $1,456,990
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



                                                      ASSETS

              Current assets:
                 Accounts receivable                              $263,371
                 Inventory                                         308,469
                                                                   -------
                    Total current assets                           571,840
                                                                   =======

              Security deposits                                      1,500
                                                                     -----

                    Total assets                                  $573,340
                                                                  ========




                                 LIABILITIES AND MEMBERS' CAPITAL

              Current liabilities:
                 Accounts payable                                 $318,943
                                                                  --------
                    Total current liabilities                      318,943
                                                                   -------


              Members' capital                                     254,397
                                                                   -------

                    Total liabilities and members' capital        $573,340
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


7. Notes payable:

    The Company has at its disposal a line of credit at Marine Midland Bank.The note is due on demand and carries interest at prime + 1.5%. Inventory and accounts receivable are pledged as security. The note is also secured by the personal guarantees of Anthony Liberatore and Alfred Zennamo to the extent of $50,000 in total. As of February 28, 1998 the balance due on the line of credit was $53,884.

    The Company opened a line of credit with Foothill Capital Corporation in September 1996. The loan ceiling amount is based on a percentage formula of eligible accounts receivable and inventory. The balance due at February 28, 1998 was $706,956.



8. Long-term debt:
                                                 Rate    Amount       Maturity

    Note payable, Key Credit               (a)    12%   $   137       May, 1998
    Note payable, Manifest Group           (b)    10%    14,268      July, 1999
    Note payable, Waste Mgmt. of N.Y.      (c)    10%     3,331  November, 1998
    Note payable, Resource Capital Corp.   (d)    10%     3,805     March, 2000
    Note payable, Resource Capital Corp.   (e)    10%     2,624      July, 1999
    Note payable, Resource Capital Corp.   (f)    10%     4,670     April, 1998
                                                         -------
                                                         28,835
      Less current portion                               14,503
                                                         ------

                                                        $14,332
                                                        =======



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

      (d) Note payable is collateralized by equipment with a cost of $6,796. The note is payable in installments of $170 per month including interest.

      (e) Note payable is collateralized by equipment with a cost of $5,296. The note is payable in installments of $155 per month including interest.

      (f) Note payable is collateralized by equipment with a cost of $9,053. The note is payable in installments of $251 per month including interest.

      Maturities of long-term debt as of February 28, 1998 are as follows:

                               Year                                Amount

                        February 28, 1999                         $14,503
                        February 28, 2000                          11,449
                        February 28, 2001                           2,883
                                                                  -------
                                                                  $28,835
                                                                  =======


9.    Commitments:

      Commencing August 1, 1993, the Company entered into a lease agreement with the Utica Industrial Development Corporation for manufacturing and office space of approximately 43,500 square feet. The initial term of the lease was from August 1, 1993 to April 30, 1994 at a monthly rental of $7,500.

      The Company had an option to purchase the facility for $600,000 which expired on April 30, 1994. The purchase was not completed by April 30, 1994, and the lease was automatically extended for an additional three year period at the same terms and rental. Rent expense was $47,250 for the nine months ended February 28, 1998 and $70,800 for the nine months ended February 28, 1997.

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

      Inaddition, the Company also issued 4,500,000 stock options at various exercised prices. As of February 28, 1998, 2,748,047 options have been exercised as follows:


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
                                                                  ========


        As of February 28, 1998, the Company has available, for tax reporting purposes, net operating loss carryovers of approximately $647,600 which expire through 2011.



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


14. Common stock purchase options:

       As of February 28, 1998 the unexercised options held by Silver Lake, Inc.
         are as follows:

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


15. Earnings per share:

                                        February 28, 1998     February 28, 1997
                                        -----------------     -----------------

                                               Primary             Primary

    Number of shares:
     Weighted average shares outstanding     15,490,009          14,597,883
     Incremental shares for outstanding
      stock options                           1,600,150           1,600,150
                                             ----------          ----------

                                             17,090,159          16,198,033
                                             ==========          ==========



      Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding. Shares that would be outstanding assuming exercise of dilutive stock options , all of which are considered to be common stock equivalents. Fully diluted earnings per share are the same as primary earnings per share for February 28, 1998 and February 28, 1997.

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

(a) Financial Condition.

Assets:

Total assets increased by $264,798 at February 28, 1998, the end of the first nine months of fiscal 1998, when compared to the year end at May 31, 1997, an increase of slightly over 9%, which reflects a slower growth rate in terms of total assets than has been reported for previous periods. This is an indication of the fact that the Company's recent expansion period with the addition of the PDA acquisition has now settled. For instance, as previously reported, the Company's growth in terms of total assets at May 31, 1997 compared to the year ended May 31, 1996 was 190%.

At February 28, 1998 there were modest increases in a number of the components of the Company's current assets since May 31, 1997. Most significant among these were cash, being $90,158 higher at the end of the nine month period compared to the year end; receivables, being $124,943 higher than the year end; inventory, being $65,296 higher than at year end; and prepaid expenses, being $6,158 higher than at year end. These changes, expressed in terms of percentages are 38.6%, 25.2%, 4.5% and 6.1%, respectively. At February 28, 1998 the only component of current receivables which declined was prepaid consulting fees, which dropped from $5,556 at year end to $536. Overall, the changes to current assets are not regarded as significant by management. Other changes in the composition of total assets at February 28, 1998 included (i) machinery and equipment which increased slightly to $314,698 from $310,797 at fiscal year end: (ii) leasehold improvements which also increased slightly to $119,634, as compared to $107,460 at fiscal year end; (iii) office equipment which increased slightly to 110,130 from 99,860 at year end; and (iv) investment in affiliated company which also increased slightly to $135,027 as compared to $130,637 at fiscal year end.

Each of the other individual asset accounts when compared with the corresponding account for the fiscal year ended May 31, 1997 are quite comparable and reflect little if any change in the composition of assets for the nine month period ended February 28, 1998.



Liabilities:

Total current liabilities at February 28, 1998 increased to $2,079,559, up $386,522 from May 31, 1997. This increase was due primarily to increases in notes payable, bank ($760,840 as compared to $552,952 at fiscal year end) and accounts payable ($1,252,435 as compared to $1,038,686 at fiscal year end). The increase in bank notes payable for the period reflects the Company's continued increase in the use of its credit facility during the period and the increase in accounts payable is caused by the Company's continued policy of temporarily conserving cash for its pending plant acquisition and some inventory purchases. This policy has been in effect since the start of fiscal 1998 and, in part, accounts for the increased inventory, including increases in inventory of its affiliated company, reflected in the figures at February 28, 1998. Further, the increase in accounts payable also corresponds to the Company's increased receivables and increased sales revenues during this period.

     None of these changes are regarded as significant by management and except for the entries mentioned above, the liabilities are comparable to the year ended May 31, 1997. This indicates that the Company has devoted the first nine months of fiscal 1998 to consolidation of its acquisition of PDA and positioning itself to make the building and plant acquisition previously mentioned, which is currently anticipated to be completed during the first quarter of fiscal 1999.



     Liability for payroll taxes decreased in this period ($51,781 at February 28, 1998 compared to $84,503 at Fiscal year end). This component of the Company's liabilities was reduced by payments during the period and was not significantly increased because of the addition of new employees, as was the case at the fiscal year end.



The addition to liabilities in this period represented by the increases in notes payable and accounts payable are responsible for 55.3% of the increase in Total Current Liabilities at February 28, 1998 of approximately $386,522 compared to the year ended May 31, 1997. Current Liabilities at February 28, 1998 were, nevertheless, more than offset by Current Assets of $2,622,495.

The Company's retained earnings deficit of $1,119,595 for the nine months ended February 28, 1998 shows an increase in the total deficit of $68,038 over the year ended May 31, 1997 due to a further net loss in the six months ended February 28, 1998 of a comparable amount. This loss compares with a net loss of $89,622 at the year end in 1997 and a net loss of $75,895 at the end of the first nine months of fiscal 1997 at February 28, 1997. See "Results of Operations" for further details.

Management believes that, overall, there was no significant change in the financial condition of the Company during the first nine months of fiscal 1998 when compared to the year end.

     See "Results of Operations" for additional information. For information regarding liquidity, see Subparagraph (b) "Liquidity" below. For additional information relating to the financial condition of the Company, also see "Inflation" and "Trends Affecting Liquidity, Capital Resources and Operations."

(b) Liquidity.

     Although there was a decrease in working capital at the end of the first nine months of fiscal 1998 compared to the year ended May 31, 1997, the Company had sufficient liquid assets to meet its obligations at the end of this period. Working capital at February 28, 1998 was $542,936 compared to $647,903 at May 31, 1997, the fiscal year end. This represents a decrease of $104,967 or 16.2% when comparing the end of fiscal 1997 . Management does not view this as a significant change, particularly when taking into account the expenses that the Company has had in assimilating the business of PDA, providing inventory for PDA accounts and the establishment of a clean room facility for the Company, largely to accommodate PDA products.



     Principal short-term liabilities at February 28, 1998 were $1,252,435 in accounts payable, short term note obligations of $760,840, the current portion of long term debt in the amount of $14,503 and taxes and accrued expenses due of $51,781 for a total of $2,079,559. Against this total, at February 28, 1998, the Company had liquid current assets of $323,488 in cash, inventory of $1,522,286 and trade receivables of $580,319 for a total of $2,426,093 in short term liquid assets. In management's opinion, these assets were sufficient to cover the Company's operating expenses and debt for the foreseeable future.


Management also had at its disposal a credit line of $750,000 (an increase from the previous credit line of $600,000) of which approximately $43,000 was available at February 28, 1998.

In combination, management believes that the Company will have sufficient liquidity and adequate working capital and sufficient credit alternatives to fund the Company's operations during the current fiscal year, including support for its planned expansion of sales.

The principal source of funds for the Company's operations during the first nine months of 1998 continued to be from operating revenues and proceeds from its credit line, as reflected in the Company's financial statements.

II. Results of Operations.

     In the first nine months of fiscal 1998 the Company had gross sales of $2,682,952 compared to gross sales of $2,299,507 for the same period in fiscal 1997. This is an increase of $383,445 compared to the first nine months of fiscal 1997, or a percentage increase of approximately 16.7%. Cost of sales for the first nine months of fiscal 1998 were $1,905,704 resulting in a gross profit from operations of $777,248; compared to $1,840,495 and $459,012, respectively for the same period in fiscal 1997. This represents an increase in gross operating profits for this period of $318,236 or slightly more than 69% higher than in the first nine months of fiscal 1997.


     Expressed as a percentage of net sales, gross profits for the nine months ended February 28, 1998 were 29.0% of net sales, as compared to 24.9% of net sales for the nine months ended February 28, 1996. Gross profits at the year ended May 31, 1997 were 26.1% of net sales. The comparison between the period ended February 28, 1998 and the year ended May 31, 1997 shows a slight increase which is primarily due to certain price increases implemented by the Company were not in effect during the comparable period of fiscal 1997 and were in place only for a portion of the first nine months of fiscal 1998. Nevertheless, the obvious increase in net sales for the period ended February 28, 1998 compared to the same period ended February 28, 1997 resulted in a significant increase in gross profits for the most recent period.


     During the three months ended February 28, 1998, the Company had gross sales of $925,456, which was less than the $1,166,224 reported for the three months ended February 28, 1997. After cost of sales of $676,797 (compared to $1,074,455 for the third quarter of fiscal 1997), the Company had a gross profit of $248,659 for the third quarter of fiscal 1998, compared to a gross profit of only $91,769 for the third quarter of fiscal 1997. This represents an increase of $156,890 or over almost 171% higher than the same period last year.



     As previously reported, the Company experienced a substantial increase in revenues due to the acquisition of PDA which added its revenues to those of the Company. Revenues were also slightly influenced by a price increase of 3.5% on all of the Company's products applied on March 1, 1997. A price increase of 14.7% on all of PDA's products in July, 1997 was also in effect for all of the third quarter of fiscal 1998 and for most of the nine months ended February 28, 1998. The re-alignment of prices by the Company contributed to the increased revenues for that period.



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

     During the fiscal year ended May 31, 1997, the Company introduced new products which are expected by management to make more significant contributions to revenues in the current fiscal year than in 1997. These new products include sterile garments used in "clean room" operations in industry, where a germ free objective is maintained, and are manufactured in the Company's new "clean room" facilities.


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

There were no significant contributions to revenues from the sale of the "Rigg" (a sling designed to hold basketballs, soccer balls and baseballs, among other things, allowing free use of the hands and arms) a non-medical product offered for consumer use beginning in 1995, and the Company is still awaiting marketing efforts of others to see significant revenues from this product.

However, based on the potential of the new products mentioned above, the new markets opened by the Company and the addition of PDA's sales and customers, management believes the Company will grow significantly in terms of net revenues for the balance of fiscal 1998 and in fiscal 1999.

Cost of sales for the nine month period expressed as a percentage of net sales decreased to 71.1% compared to 80.0% for the nine months ended February 28, 1997, reversing a trend which had been continued through the first half of fiscal 1998. This percentage, decrease from the same period in the prior year,as well as for the fiscal year ended May 31, 1997, when cost of sales expressed as a percentage of net sales was 73.4%.

     As was previously stated, cost of sales have increased as a percentage of net sales because PDA's products were assimilated into the Company's line of products and these products were generally carried by PDA at a higher cost basis. The Company corrected this problem by (i) assuming some of the manufacturing responsibility for PDA's products, and thereby controlling costs on a better basis; and (ii) increasing the prices for PDA's products to more accurately reflect costs. Management now believes that the cost differential has been corrected by the increase in prices made by the Company in July, 1997, as stated above, and by manufacturing some of PDA's products in house. Now, approximately 50% of PDA's products are made by the Company. Management believes that these measures were responsible for the lower percentage experienced during the first nine months of fiscal 1998.



Selling, general and administrative expenses were 29.5% of net sales for the first nine months of fiscal 1998 compared to 21.8% of net sales for the same period in fiscal 1997

While the Company eliminated its high cost of factoring receivables during the last fiscal year, financing costs in terms of interest charges for its present financial accommodation for the nine months were $95,872 compared with only $38,790 for the nine months ended February 28, 1997.

     Net income (loss) for the nine months ended February 28, 1998 was ($68,038) compared to ($75,895) for the nine months ended February 28, 1997, and ($89,622) for the year ended May 31, 1997. While continuing to reflect a modest loss for the nine months ended February 28, 1998, it should be noted that gross profits from operations for the same period were considerably higher than gross profits from operations for the same period in the prior year. Cost factors which affected profitability in both periods, however, were the interest costs at February 28, 1998 and factoring charges (accounted for in higher General and Administrative costs) in the comparable period ended February 28, 1997.




Most of the loss experienced in the current fiscal year occurred during the third quarter with the Company reflecting a net operating loss during the three months ended February 28, 1998 of ($65,845) as compared to a loss of only ($14,531) during the third quarter of fiscal 1997.

For information with respect to the possible effect of future trends on operations, see the discussion under the caption "Trends Affecting Liquidity, Capital Resources and Operations."

III.  Capital Resources.

     There was no significant increase in Property and Equipment in the period ended February 28, 1998 and there are at present no commitments for capital purchases except for the Company's proposed purchase of the building which it presently occupies. The determination to purchase this building was made for a number of reasons including a favorable purchase price and because it will be saving money on the difference between rental payments and mortgage amortization. For this purpose, the Company has been accumulating cash as was stated above for the down payment.


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

     As new Company manufactured products, such as the sterilized products are introduced, management believes that sales revenues will increase and, over the long term, will result in more stable sales and higher profit margins for the Company. In addition, the existence of the Occupational Safety and Health Administration (OSHA) regulations are expected to continue to have a positive influence on the demand for the Company's products.

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





                                         HEALTH-PAK, INC.



                                              /s/ Anthony J. Liberatore
                                              Anthony J. Liberatore, President
                                              Chief Operating Officer

Dated:  July 10, 1998



                                           /s/ Michael A. Liberatore
                                               Vice President
                                               Chief Financial Officer

Dated:  July 10, 1998