Form 10KSB
period 1998-05-31
HEALTH PAK INC
filed 1999-01-08
CIK 840823

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

  For the fiscal year ended May 31, 1998   Commission file No.  33-24483NY


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

                                         Yes     X            No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of the Registrant' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB. [X]

         Issuers revenue for its most recent fiscal year $3,715,487

         The aggregate market value of the voting common stock held by non-affiliates (1) of the Registrant based on the average of the high ($
         ) and low ($    ) bid prices ($    ) of the Company's Common Stock, for
         the week ended                 is approximately        based upon the
         shares of Registrant's Common Stock held by non-affiliates.

         The number of shares outstanding of each of the Registrant's classes of Common Stock, as of May 31, 1998 is 15,490,009 shares all of one class of $.002 par value Common Stock.


                                        DOCUMENTS INCORPORATED BY REFERENCE
                                                       NONE


         Transition Small Business Disclosure Format  Yes           No    X

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                              YEAR ENDED MAY 31, 1998






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

  Statement of cash flows                                             F-6

Notes to consolidated financial statements                         F-7 - F-17

                                           INDEPENDENT AUDITORS' REPORT







Board of Directors
Health-Pak, Inc. and subsidiary
Utica, New York


     We have audited the accompanying consolidated balance sheet of Health-Pak, Inc. and Subsidiary as of May 31, 1998, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for the years ended May 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health-Pak, Inc. and Subsidiary as of May 31, 1998, and the results of its operations, shareholders' equity and its cash flows for the years ended May 31, 1998 and 1997 in conformity with generally accepted accounting principles.











Zeller Weiss & Kahn
July 16, 1998
Mountainside, New Jersey
                                                                           F-2

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                     CONSOLIDATED BALANCE SHEET - MAY 31, 1998



                                                      ASSETS

Current assets:
  Cash                                                            $   31,905
  Receivables, trade, net of allowance of $13,500                    641,152
  Inventory                                                        1,572,320
  Prepaid expenses                                                    83,870
                                                                   ----------
     Total current assets                                          2,329,247
                                                                   ---------

Property and equipment:
  Machinery and equipment                                            315,978
  Leasehold improvements                                             133,598
  Office equipment                                                   110,130
  Automotive equipment                                                21,021
                                                                   ----------
                                                                     580,727
  Less accumulated depreciation                                      248,417
                                                                     -------
                                                                     332,310
                                                                     -------

Other assets:
  Investments in affiliated companies                                135,027
  Notes receivable                                                    89,039
  Deferred offering expenses                                          99,530
  Deferred income taxes                                               83,115
  Deposits                                                            32,888
  Loan acquisition fees and costs, net of amortization                 3,240
  Cash surrender value, officers' life insurance                      33,942
  Officers' loan                                                       1,200
                                                                   ----------
                                                                     477,981
                                                                     -------

                                                                  $3,139,538
                                                                  ==========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt                               $   14,351
  Notes payable, bank                                                768,134
  Accounts payable                                                   811,730
  Payroll and sales tax payable and accrued expenses                  98,508
                                                                  ----------
    Total current liabilities                                      1,692,723
                                                                   ---------

Long-term debt, net of current portion                                10,325
                                                                  ----------

Minority interest in consolidated subsidiary                          11,279
                                                                  ----------

Shareholders' equity:
  Common stock, .001 par value 2,000,000 shares authorized,
   none issued
  Common stock, .002 par value 20,000,000 shares
   authorized, 15,490,009 shares issued and outstanding               30,980
  Common stock purchase warrants:
    Class A
    Class B
    Class C
  Additional paid in capital                                       2,304,334
  Deficit                                                        (   910,103)
                                                                  ----------
                                                                   1,425,211
                                                                  -----------

                                                                  $3,139,538
                                                                  ==========

     See notes to consolidated financial statements.
                                                                            F-3

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                      CONSOLIDATED STATEMENT OF INCOME (LOSS)

                                         YEARS ENDED MAY 31, 1998 AND 1997










                                                                                       1998                1997
                                                                                       ----                ----

Net sales                                                                           $3,715,487         $3,421,452

Cost of sales                                                                        2,518,909          2,526,468
                                                                                    ----------         ----------

Gross profit                                                                         1,196,578            894,984

Selling, general and administrative expenses                                         1,113,248            948,980
                                                                                    ----------         ----------

Income (loss) from operations                                                           83,330       (    53,996)
                                                                                    ----------        ----------

Other income and expenses:
  Gain (loss) on investment in unconsolidated
   subsidiary                                                                            4,390       (     5,763)
  Interest expense                                                                (   129,578)       (    54,810)
                                                                                   ----------         ----------

                                                                                  (   125,188)       (    60,573)
                                                                                   ----------         ----------

Loss before minority interest                                                     (    41,858)       (   114,569)

Minority interest in loss of consolidated
 subsidiary                                                                             50,751             27,009
                                                                                    ----------         ----------

Income (loss) before taxes                                                               8,893       (    87,560)

Income taxes                                                                             2,939              2,062
                                                                                    ----------         ----------

Net income (loss)                                                                   $    5,954       ($   89,622)
                                                                                    ==========        ==========

Net income (loss) per common share:

  Primary                                                                          ($     0.01)      ($     0.01)
                                                                                     ==========        ==========

  Fully diluted                                                                    ($     0.01)      ($     0.01)
                                                                                     ==========        ==========

Weighted average number of common shares outstanding:

  Primary                                                                           17,040,009         16,439,815
                                                                                    ==========         ==========

  Fully diluted                                                                     17,040,009         16,439,815
                                                                                    ==========         ==========










     See notes to consolidated financial statements.

                                        HEALTH-PAK, INC. AND SUBSIDIARY

                                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                          MAY 31, 1996 TO MAY 31, 1998










                                                                                  Unissued
                                          Common stock       Preferred stock    common stock       Capital    Retained
                                      number of $.002 par   number of $10 par  number of $.002 par in excess  earnings
                                      shares     amount   shares    amount     shares   amount     of par val.(deficit)     Total
                                     ------      ------   ------  ------       ------  ------    -----------    -------     -----


Balance at May 31, 1996            13,641,962  $27,284      0        0        0          0      $1,923,070   ($ 836,516) $1,113,838

Prior period adjustment for write-off of
 offering expenses                                                                                          (   125,419) (  125,419)
                                  ----------   -------    -----   -------   -------    ----     ----------     ----------   -------

Balance at May 31, 1996 as restated 13,641,962   27,284     0        0        0          0       1,923,070  (   961,935)    988,419

Exercise of stock options            1,848,047    3,696                                            381,264                  384,960

Net income for year ended May 31, 1997                                                                        (  89,622)  (  89,622)
                                    ----------   -------  -----   -------   -------    ----      ----------    ----------   --------

Balance at May 31, 1997             15,490,009   30,980     0        0        0          0       2,304,334  ( 1,051,557)  1,283,757

Prior period adjustment for forgiveness
 of rent                                                                                                        135,500     135,500
                                    ----------  -------  -----    -------  -------     ----     ----------    ----------   --------

Balance at May 31, 1997 as restated 15,490,009   30,980     0        0        0          0       2,304,334  (   916,057)  1,419,257

Net income for year ended May 31, 1998                                                                            5,954       5,954
                                    ----------  -------   -----   ------   -------     ----      ----------  ----------  ----------

Balance at May 31, 1998             15,490,009  $30,980     0        0        0         0       $2,304,334  ($  910,103) $1,425,211
                                    ==========  =======   =====   ======   =======    ====      ==========    ========== ==========










     See notes to consolidated financial statements.
                                                                            F-5

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                         YEARS ENDED MAY 31, 1998 AND 1997






                                                                                      1998               1997
                                                                                      ----               ----
Operating activities:
  Net income (loss)                                                                 $  5,954         ($ 89,622)
  Adjustments to reconcile net income to cash provided by
   operating activities:
    Depreciation                                                                      38,941             28,635
    Amortization                                                                      18,515             16,385
    (Gain) loss on investment in unconsolidated
     subsidiary                                                                   (   4,390)              5,763
    Minority interest in loss of consolidated
     subsidiary                                                                   (  50,751)         (  27,009)
    Changes in operating assets and liabilities:
      Accounts receivable                                                         ( 185,776)         ( 168,450)
      Inventory                                                                   ( 115,330)         ( 796,332)
      Prepaid expenses                                                                16,779         (   6,528)
      Accounts payable                                                                32,663            436,879
      Accrued expenses                                                                14,005             45,348
      Deposits and loan fees                                                           2,778         (  37,943)
      Other assets                                                                                   (  10,151)
                                                                                    --------          --------

      Net cash used in operating activities                                       ( 226,612)         ( 603,025)
                                                                                   --------           --------

Investing activities:
  Purchase of property and equipment                                              (  41,589)         (  65,150)
  Officers loan                                                                                      (      50)
  Note receivable                                                                                    (  89,039)
  Officers' life insurance                                                        (   7,182)
                                                                                   --------            --------

      Net cash used in investing activities                                       (  48,771)         ( 154,239)
                                                                                   --------           --------

Financing activities:
  Proceeds from issuance of common stock                                                                384,960
  Proceeds from long-term debt                                                                           18,349
  Proceeds from notes payable, bank                                                  231,347            486,944
  Payment of notes payable, bank                                                  (  16,165)         (  14,819)
  Payment of long-term debt                                                       (  17,105)         (  10,335)
                                                                                   --------           --------

      Net cash provided from financing activities                                    198,077            865,099
                                                                                    --------           --------

Net increase (decrease) in cash                                                   (  77,306)            107,835

Cash, beginning of period                                                            109,211              1,376
                                                                                    --------           --------

Cash, end of period                                                                 $ 31,905           $109,211
                                                                                    ========           ========

Supplemental  disclosures and cash flow  information:  Cash paid during the year for:
    Interest                                                                        $129,578           $ 54,810
                                                                                    ========           ========
    Income taxes                                                                    $      0           $      0
                                                                                    ========           ========






     See notes to consolidated financial statements
                                                                            F-6

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







1.  Organization of the company:

     The Company originally "Morgan Windsor, Ltd." was incorporated in the State of Delaware on December 28, 1987 as a "blind pool". The only operations of the Company at that time were to structure a public offering of its securities. Thereafter the company began to search for a viable business opportunity.

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

    The Company subsequently amended its public offering to consist of a minimum of 15,000 units to a maximum 50,000 units to be offered at $6.00 per unit. Each unit consists of six shares of common stock (.002 par value)
    and eighteen Class A redeemable common stock purchase warrants and twelve B redeemable common stock purchase warrants. On September 7, 1990, the Company sold 16,358 units receiving gross proceeds of 98,148. Between October and November of 1989 the Company repurchased an aggregate of 178,583 shares of the Company from nineteen stockholders for an aggregate  price paid for these shares.  As a result of the above
    transactions   as  of  April  30,  1991,  the  date  of  acquisition  of
    Health-Pak, Inc., the Company had outstanding shares of 387,648 to the public.

    On April 30, 1991, the Company acquired 100% of the issued and outstanding capital stock of Health-Pak, Inc., a New York corporation, in exchange for 4,996,352 shares of which 4,756,077 shares were exchanged for 97.54% of the outstanding shares of Health-Pak, Inc. and 240,275 shares were retained to acquire the remaining outstanding shares of Health-Pak, Inc.

    Thereafter, the Company, "Morgan Windsor, Ltd.", changed its name to "Health-Pak, Inc." and increased its authorized capitalization to
     20,000,000 shares.



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

    The Company maintains manufacturing facilities in upstate New York, Mexico and to a lesser extent, Haiti. In addition to paper goods, the Company also manufactures a sporting goods accessory item, sales of which were minimal for the year ended May 31, 1998. The Company's sales are spread throughout the United States.

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








3. Summary of significant accounting policies:

    Principles of organization:
        The acquisition  of the Company's  subsidiary on April 22, 1991 has been accounted for as a reverse purchase of the assets and liabilities of the Company by Morgan Windsor, Ltd. Accordingly, the consolidated financial statements represent assets, liabilities and operations of Health-Pak, Inc. prior to April 30, 1991 and the combined assets, liabilities, and operations for the ensuing period. The financial statements reflect the purchase of the stock of Morgan Windsor, Ltd. by Health-Pak, Inc., the value being the historical cost of the assets acquired. All significant intercompany profits and losses from transactions have been eliminated. Pursuant to the purchase the Company issued 387,648 shares to the public for $60,000.

      Principles of consolidation:
        The accompanying  consolidated financial statements include the accounts of the Company and its 65% owned subsidiary, Protective Disposal Apparel, Co., LLC. All significant inter-company balances and transactions have been eliminated (See Note 5). Investments in 20% to 50% owned affiliates are accounted for in the equity method.

    Revenue recognition:
        The Company maintains its books and records on the accrual basis of accounting, recognizing revenue when goods are shipped and expenses when they are incurred.

    Inventories:
        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method (FIFO).

    Property and equipment:
        Property and equipment are stated at cost.  Depreciation of property and equipment is provided using the straight-line method over the following useful lives:
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

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS









3. Summary of significant accounting policies (continued):

    Cash and cash equivalents:
     For purposes of the statement of cash flows, cash equivalents  include time
         deposits,   certificates   of  deposit  and  all  highly   liquid  debt
         instruments with original maturities of three months or less.

      Long-lived assets:
        The Company has adopted  Statement  of  Financial  Accounting  Standards
         (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or the remaining balance may not be recoverable. As of May 31, 1998, management believes that no revision to the remaining useful lives or write-down of long-lived assets is required.

      Intangible assets:
        Intangible  assets  consist  primarily  of  deferred   financing  costs.
         Intangible assets are being amortized on a straight-line method based on the estimated lives noted below. Deferred financing costs are being amortized over the life of the respective contracts and agreements.



         Intangible assets consist of the following:


           Deferred financing costs                   2 years       $ 25,918
           Deferred offering fees                     1 year          99,530
                                                                     --------
                                                                     125,448
           Less accumulated depreciation                              22,678
                                                                      ------

                                                                    $102,770
                                                                    ========




        Amortization expense for intangible assets was $16,385 and $18,515 for the years ended May 31, 1998 and 1997, respectively.

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

      Effect of recently issued accounting standards:
        In June 1997, the Financial  Accounting  Standards Board issued SFAS No.
         130, "Reporting Comprehensive Income". SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income in a set of financial statements. Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Management believes that the adoption of SFAS No. 130 will not have a material impact on the financial statements.

        In June 1997, the Financial  Accounting  Standards Board issued SFAS No.
         131. "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 133 applies to all public companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that business segment financial information be reported in the financial statements utilizing the management approach. The management approach is defined as the manner in which management organizes the segments within the enterprise for making operating decisions  and  assessing  performance.  SFAS No. 131 also  establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is currently evaluating the impact, if any, of the adoption of this pronouncement on the Company's existing disclosures.

      Fair value of financial instruments:
        The Company's  financial  instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt instruments. The book values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values. None of the Company's debt instruments that are outstanding as of May 31, 1998 have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values. See Notes 7, 8, 9 and 10 for the terms and carrying values of the Company's various debt instruments.

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







3. Summary of significant accounting policies (continued):

      Net loss per common shares:
        The Company adopted SFAS No. 128 "Earnings Per Share" as of May 31, 1998. In accordance with SFAS No. 128, prior period earnings per share amounts have been restated to conform with SFAS No. 128. SFAS No. 128 requires basic earnings per share which is computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding and diluted earnings per share which reflects the dilutive effect of common stock equivalents such as stock
        options  and   warrants,   unless  the   inclusion   would   result  in
        antidilution. Inclusion of the common stock equivalents in the diluted net loss per share calculation would be antidilutive and therefore such shares are not included in the calculation.

      Income taxes:
        The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the liability method of
        accounting  for  deferred   income  taxes.   Deferred  tax  assets  and
        liabilities  are  determined  based  on  the  difference   between  the
        financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. A valuation allowance is established against deferred tax assets unless the Company believes it is more likely than not that the benefit will be realized.

      Concentration of credit risk::
        Financial instruments that potentially subject the Company's customer base principally comprises companies within the waste disposal industry and municipal authorities. The Company does not require collateral from its customers.



4. Restated information:

      Certain accounts of the balance sheet of the prior year have been reclassified for purposes of the statement of cash flows. Adjustments have been made to reflect rent forgiveness from prior year accruals.



5.  Inventories:

    Inventories consist of:
                                                                 May 31
                                                                  1998
                                                                  ----

              Raw materials                                  $  483,696
              Finished goods                                  1,088,624
                                                              ----------

                                                             $1,572,320
                                                             ==========

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS










6.  Investment:

        A) The Company purchased a 10% equity interest in Silver Lake Corporation in November, 1995 in exchange for its own common stock valued at $.682 per share. The investment is accounted for with a fair value of the stock contributed of $136,400. Health Pak, Inc., being a significant influence over the operations and finance of the joint venture activities of Silver Lake Corporation, has elected to use the equity method of accounting for the investment.

        B) In October 1996, the Company, as a 65% owner, formed a limited liability company (LLC) with a non-related party. The LLC then acquired on October 18, 1996 substantially all of the assets and liabilities of Scherer Healthcare, Ltd. d/b/a Protective Disposal Apparel for cash in the amount of $254,397. The cash paid for the purchase price was funded from the sale of 1,577,848 shares of the Company's common stock valued at $341,960.


7. Note receivable:

    The Company  is  due  $89,039  from  the  minority  interest  owner  of  its subsidiary, Protective Disposable Apparel Co., LLC. This amount represents the subsidiary portion of the purchase cost of the business which the Company paid on behalf of the minority shareholder. The note receivable is non-interest bearing, unsecured and indefinite in maturity.



8. Notes payable, bank:

    The Company has at its disposal a line of credit at Marine Midland Bank. The note is due on demand and carries interest at prime + 1.5%. Inventory and accounts receivable are pledged as security. The note is also secured by the personal guarantees of Anthony Liberatore and Alfred Zennamo to the extent of $50,000 in total. As of May 31, 1998 and 1997 the balance due on the line of credit was $49,843 and $66,008, respectively.

    The Company opened a line of credit with Foothill Capital Corporation in September 1996. The loan ceiling amount is based on a percentage formula of eligible accounts receivable and inventory. The balance due at May 31, 1998 was $718,291.

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS










9. Long-term debt:
                                             Rate   Amount    Maturity

    Note payable, Manifest Group         (a)  10%  $12,792    July, 1999
    Note payable, Waste Mgmt. of N.Y.    (b)  10%    2,706    November, 1998
    Note payable, Resource Capital Corp. (c)  10%    3,382    March, 2000
    Note payable, Resource Capital Corp. (d)  10%    2,220    September, 1999
    Note payable, Resource Capital Corp. (e)  10%    3,576    July, 1999
                                                   -------
                                                    24,678
      Less current portion                          14,351
                                                    ------

                                                   $10,325
                                                   =======



      (a) Note payable is collateralized by equipment with a cost of $20,064. The note is payable in installments of $492 per month including interest.

      (b) Note payable is collateralized by equipment with a cost of $11,923. The note is payable in installments of $240 per month including interest.

      (c) Note payable is collateralized by equipment with a cost of $6,796. The note is payable in installments of $170 per month including interest.

      (d) Note payable is collateralized by equipment with a cost of $5,296. The note is payable in installments of $155 per month including interest.

      (e) Note payable is collateralized by equipment with a cost of $9,053. The note is payable in installments of $251 per month including interest.

      Maturities of long-term debt as of May 31, 1998 are as follows:



                                 Year                            Amount

                             May 31, 1999                       $14,351
                             May 31, 2000                         9,343
                             May 31, 2001                           984
                                                                -------
                                                                $24,678
                                                                =======

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






10. Commitments:

      Commencing August 1, 1993, the Company entered into a lease agreement with the Utica Industrial Development Corporation for manufacturing and office space of approximately 43,500 square feet. The initial term of the lease was from August 1, 1993 to April 30, 1994 at a monthly rental of $7,500.

      The Company had an option to purchase the facility for $600,000 which expired on April 30, 1994. The purchase was not completed by April 30, 1994, and the lease was automatically extended for an additional three year period at the same terms and rental. Rent expense was $86,550 for the year ended May 31, 1997.

      OnJune 21, 1998, the Company purchased the building for $600,000. All the current rent was forgiven due to this transaction.

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

      Inaddition, the Company also issued 4,500,000 stock options at various exercised prices. As of May 31, 1998, 2,748,047 options have been exercised as follows:

                         Number of options               Exercise price

                               600,000                      .10
                               233,333                      .15
                            1,914,714                       .26



11. Income taxes:

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
                                                                  ========

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS










11.  Income taxes (continued):

        Areconciliation  of the  Company's  effective  tax rate to the statutory
         U.S. Federal tax rate is as follows:

              Computed at the expected statutory rate              $1,400
              State income tax                                      2,939
              Federal tax benefit                                 ( 1,400)
                                                                   ------

              Income tax expense                                   $2,939
                                                                   ======



        As of May 31, 1998, the Company has available, for tax reporting purposes, net operating loss carryovers of approximately $640,000 which expire through 2011.



12. Shareholders' equity:

        In the year ended May 31, 1996, the Company recorded 1,100,000 shares as exercise of stock options. The amount should have been 900,000 with 200,000 shares reflected as an exchange of shares in a non-cash transaction for a 10% equity interest in the affiliate investment, Silver Lake Corporation. The shareholder equity has been corrected to present the cash transaction on exercise of the options and the stock transfer for the investment. The capital account has been corrected as follows:
                                                        As Reported
                                                                       Paid in
                                           Shares          Capital     Capital

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



14. Deferred offering expense:

        The value stated is the amount that has been paid by the Company for expenses incurred for the public offering of warrants. The deferred offering expenses on the issued or expired warrants have been deducted from the proceeds of the offering. The offering of the Class C warrants is expected to be completed in 1998. In the event the offering does not take effect, the deferred offering expenses will be charged to operating expenses.

        All deferred offering expenses pertain to the Class C warrants which had not been issued as of the statement date.



15. Prior period adjustment:

        Aprior period adjustment in the amount of $135,500 has been made against retained earnings for forgiveness of rent in conjunction with the purchase of the building the Company occupies.



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

        As of May 31, 1998 the unexercised options held by Silver Lake, Inc. are as follows:

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


18. Earnings per share:
                                                 May 31, 1998      May 31, 1997
                                                 ------------      ------------

                                                   Primary          Primary
       Number of shares:
         Weighted average shares outstanding      15,490,009       14,839,665
         Incremental shares for outstanding
          stock options                            1,575,075        1,600,150
                                                  ----------       ----------

                                                  17,065,084       16,439,815
                                                  ==========       ==========


      Primary  earnings  per share  amounts are  computed  based on the weighted average number of shares actually outstanding. Shares that would be outstanding assuming exercise of dilutive stock options, all of which are considered to be common stock equivalents. Fully diluted earnings per share are the same as primary earnings per share for May 31, 1998 and May 31, 1997.



19. Subsequent events:

        On June 21, 1998, the Company purchased the building that it occupies for $600,000. As part of the agreement all back rent except for $50,000 would be forgiven. The current accrual at May 31, 1998 has been reduced to reflect this transaction.

        PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     The  Company's  primary  business  in  fiscal  1998  continued  to  be  the manufacture and/or distribution of reusable and nonwoven disposable textile products, including apparel such as examination gowns, lab coats, surgical gowns, coveralls and ancillary items such as aprons, masks, caps, covers, surgical draperies, diapers and underpads, towels, wipes, cloths and sterilization wraps and other related products, which were sold primarily to the hospital and medical marketplace and non-medical fleece sportswear, winter wear and golf wear sold primarily to customers in the regular clothing industry.


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

     The Company also offers a line of sterilized products such as sterile laboratory coats, coveralls, hoods and boots, influenced by the PDA acquisition. These are items which are principally used in environments where a germ-free objective is required by the customer.

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

     Last year the Company also introduced "sonic sealed" garments which are items produced by a sonic welding process at the seams, and are manufactured by ultrasonic equipment which essentially changes the molecular structure of the material being made, to form a complete and impenetrable seal at the point of closure. No heat is used or necessary for this process. These garments are fluid and chemical resistant and are used primarily in chemical and nuclear work.

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

     The Company has also marketed the non-medical and non-industrial items to specialty catalog companies and retail stores principally in the Northeastern United States. The modest success of the outlet store and non-medical products in past years has prompted the Company to continue this operation during the current fiscal year. During fiscal 1998 the outlet store accounted for approximately 2% of net revenues compared to 3 % in 1997. The lower percentage this year results from greater revenues from other products in fiscal 1998 and the additional revenues from the acquisition of PDA rather than lower sales from these sources.

     The Company expanded the outlet store's product lines by adding golf and other sports outer wear products for spring, summer and fall wear, and it now plans to operate the store all year.

     Management believes that the growing concern over disposal of medical related waste products which are not degradable has re- sulted in a re-evaluation of the use of disposable medical products by many healthcare facilities. In many cases where adequate laundry facilities are available, either within the healthcare facility itself or through the use of independent specialized laundry services, management has perceived a growing trend for the use of reusable products. The Company will be in a position to meet any changing industry demand between usable and reusable products in the future without any adverse impact upon its overall sales.


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


     Manufacturers, like the Company, which convert nonwoven fabric into specific products are commonly referred to as "converters." The medical nonwoven market is serviced by over 50 such companies, including multinational giants such as Baxter International, Johnson & Johnson, Kimberley-Clark and Proctor & Gamble, as well as a sizable number of smaller businesses. Baxter International is estimated to produce approximately 33% of all medical nonwoven products, Johnson & Johnson 16% and Kimberly- Clark 12%. In other words, three companies alone are estimated to control over 60% of the total market for nonwoven products. Proctor & Gamble's presence in the medical nonwoven market is also significant in size (estimated at 9% of the market) but limited to its diaper product line.

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

     Proposed new items representing an extension of present products include the new industrial line of apparel which is manufactured for use in the pharmaceutical and meat industries and consist of laboratory coats and coveralls which are impervious to liquids. Products within this group are now being manufactured by the Company as special orders for its customers. Due to the increasing demand for these items beginning last year, management plans to introduce them as part of its standard product lines in the future.

     With the announcement of the new OSHA regulations in December 1991 management elected to modify the design and materials used for many of its existing disposable products to comply with the stand- ards required by these regulations. With the implementation of these regulations in July 1992, the Company has been able to meet the increased demand from hospitals and health care facilities which must comply with these new standards. Management expects the demand for these products to continue for the foreseeable future.


     Over the past few fiscal years the Company has been anticipating the development of the "Rigg," a sling-like product that is designed to hold one or more balls to free the use of arms in transporting sports equipment. The Company has been dependent on the owners of this product to develop sales and marketing while its own participation was limited to manufacturing this item. There has been little or no activity in this development during the last fiscal year, so that the Company is no longer taking an active role in the production of the "Rigg."


Acquisition of Jake Industries, Inc.

   In August, 1998 the Company entered into an agreement of purchase with Jake Industries, Inc. ("Jake") for a consideration of $1,317,380, of which amount $317,380 is payable in cash and the balance in stock of the Company.

     Located in Brielle, New Jersey, Jake manufactures and sells paper products and tissue primarily to health-care facilities and the medical industry. Products include disposable wipes and toilet tissue. Jake's sales are approximately $2 million per annum.

     It is anticipated that the acquisition of Jake will give the Company a broader product line and new customers as well as certain equipment to manufacture paper products sold by Jake. The Company has already acquired equipment for the purpose of producing rolled tissue paper for doctor's office use and the Company is targeting this area for sales during the current fiscal year.

     The Company believes that with this diversification in its product line, it will be in a position increase sales and revenues during the current fiscal year.


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

     The Company markets PDA products through a network of five independent manufacturers representative groups specializing is sales to the clean room distribution market, or sales to industrial users of clean room supplies. In addition, the Company maintains a small sales office facility in Arden, North Carolina which is staffed by two full-time sales employees and one part-time employee. The Arden sales group handles sales to national and international accounts, house accounts and other similar customers of PDA.

     The Company is also represented by two of the largest distributors of industrial products and is featured in the national catalogue of one of the distributors. In addition, the Company advertises its PDA products in four or five industry magazines and sales representatives for PDA attend safety and clean room shows to offer PDA products.

     During fiscal 1998 the Company's three largest customers accounted for 14 %, 3% and 2%, respectively, of its total annual net sales.

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

Employees

     At present the Company employs a total of 68 persons, including two executive officers, eight employees in managerial or supervisory capacities, two hourly office workers and 66 hourly production employees. As the Company implements the planned expansion of its operations it will require additional personnel, both skilled and unskilled. Although the Company believes that the personnel it will require are readily available at reasonable salary rates, no assurance can be given that it will be able to attract the type and quantity of employees its operations will require. Further, even if such personnel are available, no assurance can be given that they can be hired on terms favorable to the Company.

Production Facilities.

     On July 21, 1998 the Company purchased for $600,000 its present office and manufacturing facility located at 2005 Beechgrove Place, Utica, New York which it now occupies. The property is a cinder-block building having approximately 43,500 square feet of office and manufacturing space situated on approximately
4.6 acres of land. The Company has now consolidated all of its executive offices and manufacturing operations within this single facility.


     The Company was previously paying $7,500 in rental for the facilities. Mortgage amortization and taxes will be approximately $6,500 per month.


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

     Each manufacturer of medical devices is required to register with the FDA and also to file a "510(k) Notification" (the "Notification") before initially marketing a new device intended for human use. The manufacturer may not market such new device until 90 days following the filing of such Notification unless the FDA permits an early marketing date. The FDA, prior to the expiration of the 90-day period, may notify the manufacturer that it objects to the marketing of the proposed device and thereby may delay or preclude the manufacturer's ability to market that device. The FDA may also require further data from, or testing by, the manufacturer.

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

     As discussed above, In January, 1992, OSHA issued comprehensive new federal regulations aimed at establishing new protective standards to minimize occupational exposure to various blood borne pathogens such Hepatitis and the HIV virus associated with AIDS. OSHA determined, after a four year study of the need for such regulations, that employees face a significant health risk as the result of occupational exposure to blood and other potentially infectious materials and concluded that this exposure can be minimized or eliminated using a combination of work practice controls, personal protective clothing and equipment, training and medical surveillance. Furthermore, there are 23 states with their own OSHA-approved occupational safety and health plans which must now adopt a comparable standard within six months or amend their existing standard if it not at least as effective as the federal standard. These new regulations are primarily aimed at the healthcare industry where, based upon published OSHA findings, between 2 and 2.5 Million workers are presently at risk of infection


     From the Company's point of view, these new regulations, which make mandatory in the healthcare industry the use of protective apparel, such as the products manufactured by the Company, are ex- pected to have materially favorable impact upon the Company's sales during the foreseeable future. Although no assurances can be giv- en, based upon sales of the new OSHA-mandated products, management believes that the Company will continue to be a beneficiary of the increase in demand for products of this type for the foreseeable future. Management has begun development of new barrier gowns and similar protective apparel specifically designed to meet the requirements of the new OSHA regulations and has restructured its marketing plans to bring these new products to market.

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


ITEM 2. DESCRIPTION OF PROPERTIES.

Facilities

     The Company's principal executive offices, manufacturing and warehouse facilities are located at 2005 Beechgrove Place, Utica, New York where it occupies 43,500 square feet of space located in a single cinder-block building. The property was recently purchased by the Company. Also see Item 1. "Description of Business - Production Facilities" for additional information on the Company's plant facility.

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


ITEM 3. LEGAL PROCEEDINGS.

     The Company knows of no substantial litigation pending, threatened or contemplated, or unsatisfied judgments against it, or any substantial proceedings in which the Company is a party, except as set forth below. The Company also knows of no legal action pending or threatened or judgments entered against any officers or directors of the Company in their capacity as such, except for one pending suit brought in the Supreme Court of The State of New York, County of Oneida, against the Company and Anthony J. Liberatore by Edward Dyman, a former director of the Company. The suit was commenced on March 13, 1991 and alleges, in essence, that certain services were performed on behalf of the Company which were not properly compensated and seek money damages in the aggregate amount of approximately $1.1 Million. The plaintiff in this case has taken no action for more than three years. The Company has vigorously defended this suit, has interposed counterclaims against the plaintiff which seek money damages against Mr. Dyman in the sum of $5 Million in the aggregate. Based upon the opinion of Uscher, Quiat & Usher, special litigation counsel, this suit is subject to good and non-frivolous defenses and management expects to prevail in its defense of the suit and expect to prevail with respect to its counterclaim. No adverse impact upon the Company or its operations is expected to result from the suit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to the Company's stockholders during the fourth quarter ended May 31, 1998.

                                                      PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company sold an issue of Units consisting of Common Stock and Warrants in 1990. Trading in the Units commenced in September, 1990; however, the Company's Common Stock has traded separately from the Units since August 1991 and the last trading in the Units occurred on March 12, 1992. Trading in the Common Stock has been on a limited basis. The principal market on which the Company's securities are traded is the OTC Electronic Bulletin Board. The following tables show for the periods indicated the range of high and low bid quotes for the Common Stock of the Company which were obtained from the National Quotation Bureau and are between dealers, do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions. There is no present trading market for the Company's Units or issued Warrants:

                                           COMMON STOCK TRADING HISTORY

     The Company's Common Stock is traded in the over-the-counter market on the OTC Electronic Bulletin Board. A summary of the trading history for the Company's Common Stock is as follows:

                                                        BID
                                                  High        Low
         Quarter ended February 28, 1995         $0.39       $0.35
         Quarter ended May 31, 1995              $0.57       $0.32
         Quarter ended August 30, 1995           $0.60       $0.58
         Quarter ended November 30, 1995         $0.46       $0.44
         Quarter ended February 28, 1996         $0.75       $0.60
         Quarter ended May 31, 1996              $0.36       $0.32
         Quarter ended August 30, 1996           $0.45       $0.32
         Quarter ended November 30, 1996         $0.39       $0.39
         Quarter ended February 28, 1997         $0.39       $0.25
         Quarter ended May 31, 1997              $0.29       $0.10
         Quarter ended August 30, 1997           $0.16       $0.15
         Quarter ended November 31, 1997         $0.105      $0.09
         Quarter ended February 28, 1998         $0.10       $0.115
         Quarter ended May 31, 1998              $0.175      $0.165


     On May 22, 1998 the reported high bid price for the Company's Common Stock was $0.165. The number of record holders of the Company's Common Stock on May 31, 1998 was 268. There currently are 14 market makers for the Company's securities.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

I. Financial Condition and Liquidity.

Introduction.

     As previously stated, the financial statements and the discussion which follows includes, on a consolidated basis, the assets, liabilities and operating results for Protective Disposable Apparel Company, LLC ("PDA") which was acquired by the Company in October, 1996 as a 65% owned subsidiary. Inter-company balances have also been eliminated in the consolidation.

(a) Financial Condition.

Assets:

     Total assets increased by $75,829 at May 31, 1998 when compared to May 31, 1997, an increase of only 2.5%. This increase is not significant when measured against the Company's previous total assets. However, subsequent to the fiscal year end, the Company acquired its plant facility in Utica, which was a previously leased facility. This acquisition should contribute to an increase in assets during the first quarter of 1999.

     The slight increase in assets occurs from increases in receivables (which increased by approximately 41% from the previous year), a slight increase in inventory and other assets, which were sufficient to overcome a substantial decline in cash, when compared to the year ended May 31, 1997 and the quarter ended February 28, 1998.

     Receivables increased by approximately 10% from the quarter ended February 26, 1998.

     Some of the increase in total assets was also helped by non-operating increases in offering expenses and an increase in the cash value of officer's insurance.

     The increases mentioned above were not offset by entries for lower amounts in the current portion of consulting agreements and prepayment of consulting agreements accounts which were reduced as the Company used such services during 1998.

     A comparison of certain significant tangible assets of the Company for the three fiscal years ended May 31, 1998 is as follows:


                            1998            1997            1996
                            ----            ----            ----

   Cash             $      31,905    $    233,330     $     1,376
   Receivables            641,152         455,376         286,926
   Inventory            1,572,320       1,456,990         571,619
   Net Property
    & Equipment           332,310         326,662         293,147
                          -------         -------         -------
                    $   2,577,687    $  2,475,358     $ 1,153,068
                    =============    ============     ===========


     This comparison shows a substantial decline in cash for 1998 compared to 1997 because of paying down accounts payable and incurring costs associated with the acquisition of the Company's plant facility in Utica, New York. The Company was accumulating cash for the building acquisition in 1997 as part of the down payment and to cover closing costs. The comparison also shows increases in receivables in 1998 and inventory, and a very slight increase in net property and equipment for 1998.

     The increase in inventory coincides with the increase in business from the year ended May 31, 1997, an increase in revenues of approximately 8.6% and the purchase of additional inventory items to support the Company's sales efforts. At the end of the third quarter (February 28, 1998) inventory was $580,319.

     The Company is also holding approximately $100,000 in inventory of the "Rigg," a product in the development stage which has not begun significant sales as of this date. There were no significant purchases of machinery and equipment during the year ended May 31, 1998.

     Cash in 1997 increased because the Company made a decision in that year to accumulate cash to use as a down payment for the purchase of the building occupied by the Company and to cover closing costs. While this purchase was not concluded during the 1998 fiscal year, closing expenses did occur in that period. The building was purchased during the first quarter of 1999, in July of 1998. As previously stated, management believes that the building purchase will result in significant savings in terms of rent for future operations. In addition, the exercise of options in 1997, contributed to increases in cash during that year. Similar purchases of securities did not occur during 1998.


     Last year the Company replaced its high cost factoring arrangements and replaced this financing with a more reasonable receivables financing agreement which resulted in reduced interest expense for 1997 and 1998. However, as the Company grows in terms of assets, it is expected that the Company will be in a position to finance its own receivables and thereby replace all costly financing. This will improve profits in future years.


     Comparison of Quarter ended February 27, 1998 and the year ended May 31, 1998.

     Except for the substantial decline in cash from February 28, 1998 to May 31, 1998, as described above, and the slight increase in inventory, there were few dramatic changes in the assets from these dates.


Liabilities:

     An increase in bank notes payable and a reduction in accounts payable represent the most significant changes in liabilities of the Company when compared to the year ended May 31, 1997. The increase in bank notes payable reflects additional borrowing by the Company on its credit line while the reduction in accounts payable shows the Company's application of cash to these accounts during the year.

     These differences are not as remarkable when comparing the end of the third quarter (February 28, 1998) with the year end except that the reduction in payables occurred in the fourth quarter, after February 28,1998. This coincides with the reduction of cash in the fourth quarter.

     Total current liabilities for the year ended May 31, 1998 are approximately the same when compared to the year ended in 1997; however, at the end of the third quarter, total current liabilities increased to $2,079,559 which was $386,837 higher than the year ended May 31, 1998 and $384,522 higher than the year ended May 31, 1997. These increases at February 28, 1998 were due to higher amounts in bank notes payable and additions to payables.

     Liability for payroll taxes varies with the number of employees at any given time and the date upon which the year end falls. There was not a significant change in this account for the period from May 21, 1997 to May 31, 1998.

     The Company's deficit of $(910,103) for 1998 shows slight improvement over the deficit of $(1,051,557) for 1997. This compares with a deficit of $(836,516) for 1996. See "Results of Operations."

     Management believes that, overall, there has been slight improvement in the financial condition of the Company in fiscal 1998 when compared to prior years.

     See "Results of Operations" for additional information. For information regarding liquidity, see Subparagraph (b) "Liquidity" below. For additional information relating to the financial condition of the Company, also see "Inflation" and "Trends Affecting Liquidity, Capital Resources and Operations."

(b) Liquidity.

     The Company had sufficient liquid assets to meet its obligations at the end of fiscal 1998. Working capital at May 31, 1998 was $771,551 compared to $689,501 in 1997 an increase of $82,050. Working capital at the end of the third quarter, February 28, 1998, was $542,936 (an improvement at they year end of $228,615). The increase in working capital in 1998 occurred even though the Company had higher cash demands during the last quarter of 1998 in connection with the pat down of accounts payable and demands from the closing of the building purchase.

     Principal short-term liabilities at May 31, 1998 were $811,730 in payables, short term note obligations of $768,134 and payroll taxes due of $98,508 for a total of $1,678,372. Against this total, in 1998 the Company had liquid current assets of $31,908 in cash, inventory of $1,572,320 and receivables of $641,152 for a total of $2,245,372.

     This year management also had at its disposal a credit line of $750,000 of which approximately $31,709 was available at May 31, 1998. The credit line was increased in 1998 to $750,000 from $600,000 and recently, the credit line was increased again to $850,000.

     In combination, management believes that the Company will have sufficient liquidity and adequate working capital and sufficient credit alternatives to fund the Company's operations during the next fiscal year, including support for its planned expansion of sales.

     The principal  source of funds for the Company's  operations  during fiscal
1998 has been from operating revenues and proceeds from its credit line, as reflected in the Company's financial statements.

II. Results of Operations.

     In fiscal 1998 the Company had net sales of $3,715,487 compared to net revenues of $3,421,452 in 1997 and $1,881,149 in 1996. This is an increase of $294,035 compared to 1997 or approximately 8.6% and an increase of $1,834,338 or approximately 97.5% over 1996.

     The increase in revenues this year when compared to last year is much less dramatic because the Company did not add substantial sales through an acquisition as it did in 1997 when it acquired PDA. This year revenues were also only slightly influenced by pricing changes made in PDA products sold by the Company which were effected by July, 1997. These increases did not effect prices on the core of the Company's products.

     The Company also eliminated sales which were not profitable during the fiscal year ended May 31, 1998. This accounted for a drop in sales overall which was overcome by new business during the year.

     As for the future, the Company has entered into an agreement with Jake Industries, Inc. ("Jake") and its principal shareholders to acquire the substantial part of the assets of Jake as a going concern. Located in New
Jersey, Jake is a manufacturer of paper products to the medical industry including toilet tissue paper for institutions and tissue gowns. Revenues are presently approximately $2 million per annum; however, the Company believes that these revenues can be greatly expanded with its own network of customers and new business which the Company will seek to obtain after the closing.

     The acquisition agreement calls for the payment of more than $300,000 cash and the issuance of stock to the shareholders of Jake. The Company has not yet closed this agreement as of the date of this report.

     The Company also introduced "sonic sealed" garments which are garments produced by a sonic sealing or welding process, manufactured by ultrasonic equipment which essentially changes the molecular structure of the material being made to form a complete and impenetrable seal at the point of closure. No heat is used or necessary for this process. These garments are fluid and chemical resistant and are used primarily in chemical and nuclear work. It is expected that these products will contribute to sales during the current fiscal year.

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

     However, based on the potential of the new products mentioned above, the new markets opened by the Company and the addition of PDA's sales and customers, management believes the Company will grow again in terms of net revenues for 1999.

     For additional information see Item 1. "Description of Business."

     Cost of sales expressed as a percentage of sales for 1998 was 67.8% compared to 73.8% in 1997. This is an improvement of approximately 6% over last year and reflects the Company's measures to properly cost the products of its newly acquired subsidiary, PDA, during the last fiscal year. This improvement plus the slight increase in revenues for 1998 resulted in a higher gross profit for 1998 when compared to 1997.

     It should be remembered that the cost of sales increased last year to 73.8% with the introduction of PDA products as part of the Company line. Management pointed out that the PDA products were initially introduced at a higher cost basis than the Company's products. Costing analysis and immediate action was taken to correct these differences and the result is a cost of sales this year that is more in line with the Company's usual standards.

     As stated above, the elimination of unprofitable business and the price increases effected for the PDA products influenced the lower cost basis for products in 1998 and resulted in the slight operating profit for the year.

     Additional efficiency was gained from the fact that PDA's warehouse was moved to the Company's plant in Utica, New York during the fiscal year and by undertaking to manufacture more than half of PDA's products which were previously purchased items.

     Gross profits for 1998 were higher by $245,536 than gross profits for 1997 (i.e. $$1,196,578 in 1998 compared to $894,984 for 1997) on slightly increased net sales of $3,715,487 compared to net sales of $3,421,452 for 1997. Expressed as a percentage of net revenues, gross profits were 32.2% of net sales for 1998 compared to 26.1% of net revenues for 1997. The improvement occurs because of the lower cost of sales percentage for 1998 compared to 1997.

     Selling, general and administrative expenses were 31.3% of net sales for 1998 compared to 27.7% of net sales for 1997. The higher percentage for 1998 reflects the fact that PDA was not operated for a full year during 1997 and, therefore, general and administrative costs for PDA were not fully included in last years financial statement. This year the full cost of selling, general and administrative expenses are included for PDA. Also, approximately $38,000 in sales commissions from 1997 were amortized during the 1998 fiscal year. The higher percentage, of course, reduced profitability for the year ended May 31, 1998, but still allowed for an operating profit of $80,391 for the year compared to a loss from operations for 1997 of $56,058.

     While the Company eliminated its high cost of factoring receivables during the 1996 fiscal year, financing costs for 1998 in the form of interest expense was increased to $129,578 compared to only $54,810 for 1997. This, of course, reflects increased borrowing during 1998.

     Net income for 1998 was $5,954 compared to a loss of $89,622 for 1997. This is an improvement of $83,668 over 1997 and results from slightly higher sales, more efficient cost of sales and higher gross profits. These improvements were substantial enough so that they were not offset by increased selling, general and administrative costs and much higher interest costs in 1998


     For information with respect to the possible effect of future trends on operations, see the discussion under the caption "Trends Affecting Liquidity, Capital Resources and Operations."

     Third Quarter ended February 28, 1998 Compared with Fourth Quarter Ended May 31, 1998

     Net sales for the three months ended February 28, 1998 were $1,020,193 which is more than 50% higher than net sales for the fourth quarter sales (i.e. three months ended May 31, 1998) of $696,371. This is due primarily to the fact that most of the orders taken for sales in the third quarter came early enough for shipments to be made in that quarter, while normally many of the orders taken in the third quarter are shipped in the fourth quarter. In addition, many orders taken in the fourth quarter were not shipped, this year, until the first quarter of 1999.

     Net sales at February 28, 1998 were also slightly lower higher than the $1,166,224 reported revenues for the third quarter ended February 28, 1997.


     Cost of sales in the third quarter expressed as a percentage of net sales was 75.6% which compares with 92.1% for the same period in 1997 and reflects the correction of problems encountered with assimilating PDA's products into the Company's line as previously discussed in the Company's 10-KSB report for May 31, 1997. This compares with a cost of sales percentage of 67.8% for the year ended May 31, 1998, which shows further improvement by the year end.

     The improvement in cost of sales allowed the Company to enjoy an operating profit of $248,659 for the three months ended February 28, 1998.

III.  Capital Resources.


     On July 21, 1998 the Company acquired its plant facility in Utica, New York for a purchase price of $600,000. As part of the agreement to purchase the building, all back rent (the Company was withholding rent for repairs) except for $50,000 was forgiven. The Company was paying $7,500 per month for rental of this facility.

     During the fiscal year ended May 31, 1998, there was no significant increase in the purchase of any property and equipment. The Company also does not presently anticipate the allocation of significant resources for machinery and equipment purchases. Any such commitments will be dependent on demand for the delivery of products under new or increased orders and will primarily be purchased in cooperation with New York State financing programs, leasing programs or bank financing without committing substantial cash assets. Future conditions, such as successful equity financing efforts, may change this position.

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

     As new Company manufactured products, such as the "Rigg" and other items under development are introduced, management believes that sales revenues will increase and, over the long term, will result in more stable sales and higher profit margins for the Company. In addition, the existence of the Occupational Safety and Health Administration (OSHA) regulations are expected to continue to have a positive influence on the demand for the Company's products.


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

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT- ING AND FINANCIAL DISCLOSURE.

     There have been no changes in and no disagreements with accountants on accounting and financial disclosure.

                                    PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The executive officers and directors of the Company and its wholly-owned subsidiary are as follows:


        NAME                   AGE        POSITION(S) HELD

ANTHONY J. LIBERATORE          55         President, Chief
                                          Executive Officer,
                                          Chairman of the Board

MICHAEL A. LIBERATORE          32         Vice President-Market-
                                          ing, Secretary-
                                          Treasurer and Director

WILLIAM F. MEOLA               52         Director


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


     There are at present three vacancies on the Board of Directors which the Company will fill at its proposed next shareholder's meeting.

     Messrs. Anthony Liberatore and Alfredo A. Zennamo, a former officer and director, may be deemed "parents" and "organizers" of the Company as those terms are defined in the Rules and Regulations promulgated under the Securities Act of 1933, as amended. Anthony Liberatore and Michael A. Liberatore are father and son. Additionally, Alfredo Zennamo is the nephew of Anthony Liberatore. There are no other family relationships between officers and directors.

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

     MICHAEL A. LIBERATORE has been Vice President-Marketing, Assistant Secretary, Treasurer and a Director of the Company and Health, the Company's wholly owned subsidiary, since April 30, 1991. Prior thereto he served as Secretary and Assistant Treasurer of Health from January 1990, having originally joined Health in May 1987 as its Director of Sales and Marketing. From 1986 until joining Health, Mr. Liberatore was employed as an assistant store manager by the Chicago Market, a department store chain. Mr. Liberatore is a graduate of Mohawk Valley Community College having received his Associates degree in Individual Studies in 1986


     WILLIAM F. MEOLA has been a Director of the Company since April 30, 1991 and has served as a Director of Health, the Company's wholly owned subsidiary, since May 1987. Since March, 1993, Mr. Meola has been employed as a registered representative with the Albany Savings Bank, Utica, New York. From September 1988 until March 1993 Mr. Meola was a self-employed financial consultant and also sales manager and a registered representative with the Prudential Insurance Company. From January to September 1988 Mr. Meola was employed as an Assistant Vice President and District Manager of the Dime Savings Bank of New York. From August 1982 until shortly before joining the Dime Savings Bank of New York, Mr. Meola was employed as Vice President of the SBU Insurance Agency of Utica New York. Prior thereto, from 1973 until 1982, Mr. Meola held various positions within the insurance and financial planning industry, owning and operating his own insurance agency from 1980 until its sale in 1982. Mr. Meola is a graduate of Utica College of Syracuse University, having received his Bachelor of Science Degree in Biology.

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


     During the periods ended May 31, 1998, May 31, 1997 and May 31, 1996 the following remuneration was paid to the officers and directors of the Company:
Annual Compensation:
                               Annual               Long Term     All Other
Name and Position     YEAR     Compensa-            Compensa-     Compensa-
                               tion;                tion          tion (1)
                               Salary      Bonus

Anthony Liberatore    1998      $85,000     None     None         $14,250
President             1997      $73,417     None     None         $14,250
                      1996      $51,900     None     None         $10,460
                                                                   (2)

Michael Liberatore    1998      $55,000     None     None         $1,261
Vice President        1997      $47,728     None     None         $1,261
                      1996      $33,673     None     None         $1,261


     (1) Includes the value of health and life insurance paid for the benefit of the persons named herein.

     (2) Includes amount paid to Anthony Liberatore for rent of building at 1208 Broad Street, Utica, New York in 1995.

     For  additional   information  see  "Certain   Relationships   and  Related
Transactions."

     The Company previously had employment agreements with Messrs. Anthony J. Liberatore and Michael A. Liberatore which expired on June 1, 1994. None of the agreements were renewed and each of the foregoing officers continues to be employed at the will of the Board of Directors. The Company has no other employment contracts. There are also no retirement, pension or profit sharing plan in effect for any officers or directors.


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth at December 1, 1998 the stock ownership of each person known by the Company to be a beneficial owner of five per cent (5%) or more of the Company's Common Stock and by all officers and directors, individually and as a group:


                                          Number          Percentage
                                          of Shares           of
                                          Owned(1)          Class(1)
     Name                                ______________   ___________
Anthony J. Liberatore(2)                 3,324,427           22.75%
Elizabeth Liberatore(3)                    747,153            4.8%

Officers & Directors as
a group (3 persons)(2)                   4,627,146           29.87%
____________________________
     (1) Assumes a total number of shares outstanding of 15,490,009; however, the Company's Board of Directors has approved a reverse stock split of one share for each 15 shares held which has not been effected as of the date of this Report. If the reverse split is finally adopted, Principal Shareholder's holdings will be as follows:

     Anthony J. Liberatore          221,628
     Elizabeth Liberatore            49,810
     Officers and Directors
     as a Group                     308,476


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

     10(e). Letter of Intent between the Registrant and Consoli- dated Healthcare Corp., dated March 11, 1993, filed previously under Current Report on Form 8-K, dated March 17, 1993 under SEC file No. 33-24483-NY and incorporated herein by reference.

     10(f). Letter of Intent between the Registrant and Covers North America, Inc., dated July 20, 1993, filed previ- ously under Current Report on Form 8-K, dated July 26, 1993 under SEC file No. 33-24483-NY and incorporated herein by reference.

     10(g). Contract for Purchase and Interim Lease between Regis- trant and the Utica Industrial Development Corporation for the lease and ultimate purchase of an office and manufacturing facility located at 2005 Beechgrove Place, Utica, New York, dated July 23, 1993, filed previously under Current Report on Form 8-K, dated July 27, 1993 under SEC file No. 33-24483-NY and incorporated herein by reference.

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

     10(l). Agreement between the Company and Jake Industries, Inc. ("Jake") provideing for the acquisition of Jake by the Company. Filed with this Report on Form 10- KSB.


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


                                                              HEALTH-PAK, INC.


Dated: December 4, 1998                       By: /s/Anthony J. Liberatore
                                                     Anthony J. Liberatore
                                                     President and Principal
                                                     Executive Officer


Dated: December 4, 1998                       By: /s/Michael A. Liberatore
                                                     Michael A. Liberatore,
                                                     Vice President, Treasurer,
                                                     Secretary, Principal
                                                     Financial and Accounting
                                                     Officer

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: December 4, 1998                           /s/Anthony J. Liberatore
                                                     Anthony J. Liberatore
                                                     President and Principal
                                                     Executive Officer and
                                                     Director

Dated: December 4, 1998                          /s/Michael A. Liberatore
                                                    Michael A. Liberatore,
                                                    Vice President, Treasurer,
                                                    Secretary, Principal
                                                    Financial and Accounting
                                                    Officer, Director


Dated: December 4, 1998                          /s/William F. Meola
                                                    William F. Meola
                                                    Director


                                EXHIBITS

                                                  Filed With


                                                    Form 10-KSB


                                            HEALTH-PAK, INC.