Form 10QSB
period 1998-08-31
HEALTH PAK INC
filed 1999-04-12
CIK 840823

SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549





                                                   FORM  10-QSB

                                    Quarterly Report Under Section 13 or 15(d)
                                      of the Securities Exchange Act of 1934




                                           Quarter Ended August 31, 1998

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

           Class                               Outstanding at August 31, 1998

Common stock, $0.002 par value                            15,490,009

                                                       INDEX



Part  I.       Financial information


               Item 1.      Condensed consolidated financial statements:

                            Balance sheet as of August 31, 1998 and
                            May 31, 1998                                F-2

                            Statement of income for three months ended
                            August 31, 1998 and 1997                    F-3

                            Statement of cash flows for three months
                            ended August 31, 1998 and 1997              F-4

                            Notes to condensed consolidated financial
                            statements                               F-5 - F-13



               Item 2.      Management's discussion and analysis of
                            financial condition



Part II.       Other information



Signatures

                                    HEALTH-PAK, INC. AND SUBSIDIARY

       CONDENSED CONSOLIDATED BALANCE SHEET - AUGUST 31, 1998 AND MAY 31, 1998





                                       ASSETS                                               LIABILITIES

                                    August 31,        May 31,                                              August 31,      May 31,
                                      1998             1998                                                   1998          1998
Current assets:                                                      Current liabilities:
  Cash                                           $    31,905          Current portion of long-term debt   $  301,472    $  30,515
  Receivables, trade, net of                                          Notes payable, bank                    725,966      718,291
   allowance of $13,500           $  671,317         641,152          Accounts payable                       692,259      811,730
  Inventory                        1,545,643       1,572,320          Payroll and sales tax payable and
  Note receivable                     89,039          89,039           accrued expenses                       47,780       98,508
  Prepaid expenses                    65,005          83,870          Note payable, officer                   30,000
                                   ----------      ----------                                              ----------    ----------


    Total current assets           2,371,004       2,418,286             Total current liabilities         1,797,477    1,659,044
                                   ----------      ----------                                             ----------    ----------

Property and equipment:
  Land                               120,000
  Building                           483,662
  Machinery and equipment            317,000         315,978         Long-term debt, net of current
  Leasehold improvements             133,593         133,593           portion                                403,760      44,004
  Office equipment                   110,130         110,130                                                 --------     --------
  Automotive equipment                21,021          21,021
                                   ----------      ----------
                                   1,185,401         580,727
  Less accumulated depreciation      262,252         248,417          Commitments
                                   ----------      ----------

                                     923,154         332,310
                                     -------         -------          Minority interest
                                                                        in consolidated subsidary              2,596        11,279
                                                                                                               -----        ------

Other assets:                                                       Shareholders' equity:
 Investments in affiliated Company   135,027         135,027        Common stock subscriptions                55,359
 Deposit on building                  21,600          28,647        Common stock, .001 par value
 Security deposits                     4,241           4,241          2,000,000 shares authorized
 Loan acquisition fees                                              Common stock, .002 par value
  and costs, net                      38,719           3,240          20,000,000 shares authorized            30,980        30,980
 Deferred offering expenses           74,647          99,530        Common stock purchase warrants:
 Deferred income taxes                83,115          83,115          Class A
 Cash surrender value, officers'                                      Class B
  life insurance                      33,942          33,942          Class C
 Officer's loan                        1,200           1,200         Additional paid in capital            2,304,334     2,304,334
                                   ----------      ----------
                                                                     Deficit                             (   907,857)  (   910,103)
                                                                                                          ----------    ----------
                                     392,491         388,942                                               1,482,816     1,425,211
                                   ----------      ----------                                             ----------    ----------


                                  $3,686,649      $3,139,538                                              $3,686,649    $3,139,538
                                  ==========      ==========                                              ==========    ==========




     See notes to condensed consolidated financial statements.
                                                                             F-2

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                    CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                    THREE MONTHS ENDED AUGUST 31, 1998 AND 1997











                                                                                        1998              1997
                                                                                        ----              ----

Net sales                                                                           $  804,853         $  867,757

Cost of sales                                                                          496,123            591,563
                                                                                    ----------         ----------

Gross profit                                                                           308,730            276,194

Selling, general and administrative
 expenses                                                                              239,546            250,363
                                                                                    ----------         ----------

Income from operations                                                                  69,184             25,831
                                                                                    ----------         ----------

Other charges:
  Loss on investments                                                                                (     4,390)
  Interest expense                                                                      50,735             33,067
  Amortization                                                                          24,883              1,667
                                                                                    ----------         ----------
                                                                                        75,618             30,344
                                                                                    ----------         ----------

Loss before minority interest                                                     (     6,434)       (     4,513)

Minority interest in (income) loss of consolidated
 subsidiary                                                                              8,683       (     5,630)
                                                                                    ----------        ----------

Net income (loss)                                                                   $    2,249       ($   10,143)
                                                                                    ==========        ==========

Earnings per common and dilutive common equivalent share:

  Primary                                                                          $     0.00         $     0.00
                                                                                    ==========        ==========

  Fully diluted                                                                    $     0.00         $     0.00
                                                                                    ==========        ==========

Weighted average number of common shares and dilutive outstanding:

  Primary                                                                           17,090,159        14,016,238
                                                                                    ==========        ==========

  Fully diluted                                                                     17,090,159        14,016,238
                                                                                    ==========        ==========












     See notes to condensed consolidated financial statements.
                                                                            F-3

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                    THREE MONTHS ENDED AUGUST 31, 1998 AND 1997












                                                                                        1998               1997
                                                                                        ----               ----
Operating activities:
  Net income (loss)                                                                   $  2,249          ($ 10,143)
  Adjustments to reconcile net income (loss) to cash
   used in operating activities:
    Depreciation                                                                        13,835             12,453
    Amortization                                                                        28,334              1,667
    Gain on investment in consolidated subsidiary                                                       (   4,390)
    Gain on (loss) on minority interest in consolidated
     subsidiary                                                                      (   8,683)             5,630
    Changes in operating assets and liabilities:
      Accounts receivable                                                            (  30,165)         (  13,034)
      Inventory                                                                         26,677          (  60,821)
      Deposits and loan fees                                                             7,047              2,197
      Prepaid expenses                                                                  18,865              2,240
      Accounts payable                                                               ( 119,471)            74,830
      Accrued expenses                                                               (  50,731)         (  28,480)
                                                                                     --------             --------

      Net cash used in operating activities                                         ( 112,043)          (  17,851)
                                                                                     --------             --------

Investing activities:
  Purchase of property and equipment                                                ( 604,679)          (   9,095)
                                                                                     --------             --------

      Net cash used in investing activities                                         ( 604,679)          (   9,095)
                                                                                     --------             --------

Financing activities:
  Proceeds from deposits on common stock                                               55,359
  Proceeds from notes payable, bank                                                   497,675               65,051
  Proceeds from long-term debt                                                        150,000
  Proceeds from officers' loan                                                         30,000
  Payment of long-term debt                                                         (   9,287)           (   8,387)
  Payment of financing costs                                                        (  38,930)
                                                                                     --------             --------

      Net cash provided from financing activities                                     684,817               56,664
                                                                                     --------             --------

Net increase (decrease) in cash                                                     (  31,905)              29,718

Cash, beginning of period                                                              31,905              233,330
                                                                                      --------             --------

Cash, end of period                                                                   $     0             $263,048
                                                                                      ========            ========

Supplemental  disclosures and cash flow  information:
  Cash paid during the year for:

    Interest                                                                         $ 50,735             $ 32,422
                                                                                     ========             ========
    Income taxes                                                                     $      0             $      0
                                                                                     ========             ========




     See notes to condensed consolidated financial statements.

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


     The Company maintains manufacturing facilities in upstate New York, Mexico and to a lesser extent Haiti. In addition to paper goods, the Company also manufactures a sporting goods accessory item, sales of which were minimal for the three months ended August 31, 1998. The Company's sales are spread throughout the United States.
                                                                         F-5

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



      Effect of recently issued accounting standards:
     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impaired of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. "SFAS" No. 121 requires that Long-Lived Assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events indicated that the carrying amount of an asset may not be recoverable. The Company has no impaired assets at August 31, 1998.


     The Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation". The effective date of SFAS No. 123 is for fiscal years beginning after December 15, 1995, and established a method of accounting for stock compensation plans based on fair value. The Company does not believe that SFAS No. 123 will have an impact on its financial statements. The Company has not adopted SFAS No. 123 at August 31, 1998 and continues to use APB 25 which accounts for stock compensation at the intrinsic value.


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






4.  Inventories:

    Inventories consist of:
                                                August 31           May 31
                                                   1998              1998
                                                   ----              ----

        Raw materials                          $  463,693         $  483,696
        Finished goods                          1,081,950          1,088,624
                                               ----------          ----------

                                               $1,545,643         $1,572,320
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


8. Line of credit:

     The Company opened a line of credit with Foothill Capital Corporation in September 1996. The loan ceiling amount is based on a percentage formula of eligible accounts receivable and inventory. The balance due at August 31, 1998 was $725,966.


9. Long-term debt:


                                                   Rate   Amount    Maturity

    Note payable, Manifest Group          (a)       10% $ 11,316     July, 1999
    Note payable, Waste Mgmt. of N.Y.     (b)       10%    2,064  November,1998
    Note payable, Resource Capital Corp.  (c)       10%    2,950    March, 2000
    Note payable, Resource Capital Corp.  (d)       10%    1,806 September,1999
    Note payable, Resource Capital Corp.  (e)       10%    2,901     July, 1999
    Note payable, City of Utica           (f)        3%  148,393     June, 2005
    Note payable, bank                    (g) Prime +2%  490,000  November,2013
    Note payable, bank line of credit     (h)     11.5%   45,802      May, 2001
                                                         --------
                                                         705,232
        Less current portion                             301,472
                                                         -------

                                                        $403,760
                                                        ========



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

      (f) Note payable is collateralized by machinery, equipment, furniture and fixtures, inventory and accounts receivable. The note is payable in installments of $1,982 per month including interest.

      (g) Note payable is collateralized by real estate. The note is payable in principal installments of $1,389 per month plus interest. A portion of the note in the amount of $240,000 is due December 1998. This amount is to be replaced with an SBA guaranteed loan from the same bank under long-term debt and is expected to be in place before the December due date.

      (h) Note payable is collateralized by accounts receivable, machinery, equipment, inventory, intangibles and chattel paper. The note is payable in principal installments of $1,347 per month plus interest.



      Maturities of long-term debt as of August 31, 1998 are as follows:



                                 Year                             Amount

                          August 31, 1999                        $301,472
                          August 31, 2000                          60,862
                          August 31, 2001                          50,950
                          August 31, 2002                          38,112
                          August 31, 2003                          38,764
                          Thereafter                              215,072
                                                                 --------
                                                                 $705,232
                                                                 ========

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS








10. Commitments:

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
                                                                    ========


     As of August 31, 1998, the Company has available, for tax reporting purposes, net operating loss carryovers of approximately $640,000 which expire through 2013.



12. Employment contracts:

     The Company has no employment contracts. Further, it has no retirement, pension or profit sharing plan covering its officers or directors.



13. Deferred offering expense:

     The value stated is the amount that has been paid by the Company for expenses incurred for the public offering of warrants. The deferred offering expenses on the issued or expired warrants have been deducted from the proceeds of the offering. The offering of the Class C warrants is expected to be completed in 1998. Amortization of the deferred offering expense of $24,883 is included at August 31, 1998.


     All deferred offering expenses pertain to the Class C warrants which had not been issued as of the statement date.



14. Related party transactions:

     Officers loans are unsecured and non-interest bearing. Officers have indicated that they will not be repaid in the current year. In addition, the Company has advanced funds to its minority interest partner, Protective Disposal Apparel, in the amount of $89,039.

                                     HEALTH-PAK, INC. AND SUBSIDIARY

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS









15. Common stock purchase options:

        As of August 31, 1998 the unexercised options held by Silver Lake, Inc.
         are as follows:



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




16. Earnings per share:
                                              August 31, 1998   August 31, 1997
                                              ---------------   ---------------

                                                 Primary            Primary
     Number of shares:
       Weighted average shares outstanding     15,490,009         15,490,009
       Incremental shares for outstanding
        stock options                           1,575,075          1,600,150
                                               ----------         ----------

                                               17,065,084         17,090,159
                                               ==========         ==========


     Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding. Shares that would be outstanding assuming exercise of dilutive stock options, all of which are considered to be common stock equivalents. Fully diluted earnings per share are the same as primary earnings per share for August 31, 1998 and August 31, 1997.

                                           PART I  FINANCIAL INFORMATION




ITEM 1. Financial Statements.


     The  following  condensed   consolidated  financial  statements  have  been
prepared by Health-Pak, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934 as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the condensed consolidated financial statements include all adjustments (consisting only of adjustments of a normal, recurring nature) necessary to present fairly the financial information set forth therein. Operating results for the three month period ended August 31, 1998 are not necessarily indicative of the results that may be expected for the year ending May 31, 1999.


     These condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in Form 10-KSB for the year ended May 31, 1998.


Condensed Consolidated Financial Statements:

Balance Sheet as of August 31, 1998 and May 31, 1998.........F-2

Statement of Income For
Three Months Ended August 31, 1998 and 1997..................F-3

Statement of Cash Flows
For three Months Ended August 31, 1998 and 1997,,,,...........F-4

Notes to Condensed Consolidated Financial Statements..F-5 to F-13

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


(a) Financial Condition.

Assets:

     Total assets increased by $547,111 at August 31, 1998 when compared to the year ended May 31, 1998, an increase of approximately 17.4%. This increase is largely due to the acquisition by the Company of its plant facility in Utica, New York, which took place in July, 1998.


     The asset addition for the plant acquisition is reflected in "Property and Equipment." Except for this addition, there is no substantial difference in "property and equipment" from the year end.


     Management believes that purchasing the building will result in positive savings in terms of monthly expenses for rent for future years.


     The increase in assets at August 31, 1998 was also slightly enhanced by additions to receivables (which increased by $30,165 from the year ended May 31, 1998). The increase was also slightly offset by reductions in cash ($0 at the end of the period or a $31,905 difference from the year end) and inventory (down slightly by $26,683).

     The increase in assets was also somewhat offset by reductions in certain of the non-operating accounts such as deposits on buildings, deferred offering expenses and other minor changes.

     The increase in receivables is caused by the fact that the Company had slower collections during the period. Inventory decreased slightly as a normal part of experiencing lower sales for the period and because of the Company's decision to remove certain non-profitable items from its line. At the end of the first quarter, inventory was approximately 1.7% lower than at the year end.

     There were no significant purchases of machinery and equipment during the quarter.

     As previously stated, cash at the end of the quarter was $0. This was because the Company applied most of its available cash during the quarter ended August 31, 1998 (i) to the acquisition of the building facility on Beechgrove Avenue in Utica, including closing costs; and (ii) to the reduction of accounts payable. It should be noted in that respect that the Company was accumulating cash since 1997 in contemplation of acquiring the plant facility. The building was purchased in July of 1998, during the quarter ended August 31, 1998.

     In summary, the acquisition of the Company's plant facility is the primary reason for the increase in assets at this time. The increase in assets will be offset by liabilities to the extent that the property was financed. Except for the acquisition, total assets would be quite comparable to total assets for the year ended May 31, 1998.



Liabilities:

     The significant increase in the current portion of long term debt and long term debt itself substantially account for the increase in liabilities at the end of the quarter ended August 31, 1998. The increase in long term debt results from the acquisition of the plant facility in July, 1998. A portion of the mortgage loan for the purchase of the facility in the amount of $240,000 was due in December, 1998 and had to be accounted for as a short term debt; however, this portion of the debt was replaced by a long term SBA guaranteed loan in the quarter ended November 30, 1998; and, therefore, the long term portion of this loan will be transferred to the long term account in the next report. This greatly inflated the current portion of long term debt for the three month period ended August 31, 1998 and, as noted above, will be adjusted in the next quarter after taking the replacement loan into effect.




     An increase in bank notes payable and a reduction in accounts payable represent the most significant changes in liabilities of the Company when compared to the year ended May 31, 1997. The increase in bank notes payable reflects additional borrowing by the Company on its credit line during the quarter ended August 31, 1998, while the reduction in accounts payable shows the Company's application of cash to these accounts during the quarter.



     Total current liabilities for the quarter ended August 31, 1998 are approximately $140,000 higher when compared to the year end, but this is not significant when you take into account the fact that the Company had a substantial increase in short term liabilities associated with the acquisition of its real property.

     It should also be noted that accounts payable were reduced in the period by $119,471 when compared to the year end. This reflects the application of additional cash during the period to the payment of payables.


     Liability for payroll taxes varies with the number of employees at any given time and the date upon which the period falls. There was a reduction in this account of approximately $51,000 during the period when compared to the year end at May 31, 1998.

     Overall, total liabilities increased by some $498,189 during the three month period ended August 31, 1998 compared to the year end at May 31, 1998 which is as expected from the debt acquired in connection with the acquisition of the real property made in July, 1998. This is balanced by an increase in assets for the period of $547,111 compared to the year end, which also reflects the value of the property acquired.


     The Company's deficit of $(907,357) shows only slight improvement over the year end deficit of $(910,103). This compares with a deficit of $(1,041,702) for the comparable quarter ended August 31, 1997. See "Results of Operations."


     Management believes that, except for taking into account the fact that the Company purchased the real property referred to above, there has been no significant change in the financial condition of the Company during the quarter.


     See "Results of Operations" for additional information. For information regarding liquidity, see Subparagraph (b) "Liquidity" below. For additional information relating to the financial condition of the Company, also see "Inflation" and "Trends Affecting Liquidity, Capital Resources and Operations."


(b) Liquidity.

     The Company had sufficient liquid assets to meet its obligations at the end of the first quarter ended August 31, 1998. Working capital at August 31, 1998 was $573,527 compared to $759,242 at the year ended May 31, 1998, a reduction of $185,715. This is to be expected in the light of the cash and mortgage note requirements for the acquisition of the building and the reduction of accounts payable mentioned above, among other things. For comparison purposes, working capital at the end of August 31, 1997 was $640,853.


     Principal short-term liabilities at August 31, 1998 were $301,472 in the current portion of long term notes due, $725,966 in short term notes payable, $692,259 in accounts payable, and payroll taxes due of $47,700 for a total of $1,719,697. Against this
                                                                          6
     total, at the end of the quarter, the Company had liquid current assets consisting of receivables of $671,317, inventory in the amount of $1,545,643 and notes receivable of $89,039 for a total of $2,305,999.

     During the quarter management also had at its disposal a credit line of $850,000 of which approximately $80,000 was available at August 31, 1998. The credit line was increased in 1998 to $850,000 from $750,000 last year.


     In combination, management believes that the Company will have sufficient liquidity and adequate working capital and sufficient credit alternatives to fund the Company's operations during the current fiscal year, including support for its planned expansion of sales.



     Management is planning additional equity financing which, if completed, could add substantially to the Company's liquidity in the near future and would afford the Company the opportunity to make new acquisitions and to expand its business. There is no assurance that the Company will be successful in its attempts to raise additional capital at an affordable cost.


     The principal source of funds for the Company's operations during quarter ended August 31, 1998 has been from operating revenues and proceeds from its credit line, as reflected in the Company's financial statements.


II. Results of Operations.

     Net sales at the end of the first quarter ended August 31, 1998 were $804,359. This compares with net sales of $867,757 at the end of the first quarter of 1997. The slight decrease of approximately 7.3% results from the fact that the Company made a determination during the quarter to eliminate from its product line certain items which it felt were not profitable to sell. These items included nurses caps, shoe covers and surgical masks among others and represented products which were primarily manufactured by others. Management believes this elimination will also have an effect on sales in the next quarter as well.



     The reduction in sales was not accompanied by additions from new business or price increases during the period to boost sales to former levels; however, management believes that with new measures being taken to increase sales, including making certain acquisitions and entering into the market for tissue paper will eventually make up for the downturn in net sales (see below).

     In that regard it is interesting to note that cost of sales expressed as a percentage of net sales for the quarter ended August 31, 1998 was 61.6% compared with 68% for the quarter ended August 31, 1997.
                                                                             7

         None of the sales were influenced by price changes during the quarter.



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


     The acquisition agreement for Jake calls for the payment of more than $300,000 cash and the issuance of stock to the shareholders of Jake. The Company has not yet closed this agreement as of the date of this report and is awaiting currently planned additional financing to support the purchase of Jake.



     The Company also introduced "sonic sealed" garments in former periods which are produced by a sonic sealing or welding process, manufactured by ultrasonic equipment which essentially changes the molecular structure of the material being made to form a complete and impenetrable seal at the point of closure. No heat is used or necessary for this process. These garments are fluid and chemical resistant and are used primarily in chemical and nuclear work. It is expected that these products will contribute to sales during the current fiscal year.

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


     There were again no significant contributions to revenues from the sale of the "Rigg" (a sling designed to hold basketballs, soccer balls and baseballs, among other things, allowing free use of the hands and arms) a non-medical product offered for consumer use beginning in 1995 and the Company is still awaiting marketing efforts of others to see important revenues from this product.
                                                                           8

     However, based on the potential of the new products mentioned above, the new markets opened by the Company and the addition of PDA's sales and customers, management believes the Company will grow again in terms of overall net revenues for 1999.

         For additional information see Item 1. "Description of Business."


     As previously indicated, cost of sales expressed as a percentage of net sales for the three months ended August 31, 1998 was 61.6% compared to 68% for the three months period ended August 31, 1997. Cost of sales for the year ended May 31, 1998 was 67.8%. This is an efficiency improvement of approximately 6.4% over the comparable three months period last year and an improvement of 6.2% since the year ended May 31, 1998 and reflects the Company's measures to improve profitability by eliminating unprofitable items from its line and properly costing its other products. This improvement was primarily responsible for the increase in gross profits for the three months ended August 31, 1998 compared to the similar period in 1997, even though sales were lower for the current period by approximately 7.3%.

     It should be remembered that the cost of sales increased last year to 73.8% with the introduction of PDA products as part of the Company line. Management pointed out at that time that the PDA products were initially introduced at a higher cost basis than the Company's products. Costing analysis and immediate action was taken to correct these differences which resulted in a cost of sales this period that is more in line with the Company's usual standards.



     As stated above, the elimination of unprofitable business and the price increases effected for the PDA products during the previous year, influenced the lower cost basis for products in the three months ended August 31, 1998.


     Gross profits for the three months ended August 31, 1998 were higher by $32,536 than gross profits for the comparable period in 1997 on lower net sales for the period, all due to the improvement in cost of sales. Expressed as a percentage of net revenues, gross profits were 38.4% of net sales for the three months ended August 31, 1998 compared to 31.8% of net sales for the comparable quarter in 1997. The improvement occurs because of the lower cost of sales percentage for the quarter ended August 31, 1998 compared to the quarter ended August 31, 1997. This compares with a gross profit percentage of 32.2% at the year ended May 31, 1998.



     There was no significant difference in selling, general and administrative expenses for the quarter ended August 31, 1998 compared to the quarter ended August 31, 1997; although, it is slightly lower for the three month period ended August 31, 1998 and is expected to be even lower during the next reporting period.
                                                                            9

     Financing costs for the three months ended August 31, 1998 in the form of interest expense increased to $50,735 compared to $33,067 for the comparable period in 1997. This, of course, reflects increased borrowing during quarter ended August 31, 1998.


     Net income for the quarter ended August 31, 1998 was $2,249 compared to a net loss of $10,143 for the comparable period in 1997. This is a slight improvement of $12,392 over the quarter ended August 31, 1997 which occurred even though sales were lower for the period ended August 31, 1998 and results from more efficient cost of sales and higher gross profits as indicated above. Although only slight, these improvements were substantial enough to show a profit for the quarter even though profits for the period were offset by increases in interest and amortization expenses during the quarter ended August 31, 1998.



     For information with respect to the possible effect of future trends on operations, see the discussion under the caption "Trends Affecting Liquidity, Capital Resources and Operations."


First Quarter ended August 31, 1998 Compared with Fourth Quarter
Ended May 31, 1998



     Net sales for the three months ended May 31, 1998 were $696,371 which compares to sales in the quarter ended August 31, 1998 of $804,853. Net sales for the three months ended August 31, 1998 are higher by approximately 13.5% than the quarter ended May 31, 1998. While sales in both the fourth quarter of last year and the first quarter of the current fiscal year (ended August 31, 1998) are rather significantly lower than previous periods, the lower sales for the fourth quarter of 1998 result primarily from shipping products during different periods (i.e. during the fourth quarter of last year many orders came early enough during the third quarter to allow for shipment in that quarter, while normally many orders received in the third quarter are not shipped until the fourth quarter) while the reduction in sales for the first quarter of fiscal 1999 was caused by the deliberate elimination of unprofitable sales.




     Cost of sales in the fourth quarter of 1998 expressed as a percentage of net sales was 67.8% which compares with the 61.3% for the first quarter of 1999 previously mentioned and reflects the measures taken by the Company in the three months ended August 31, 1998 to improve profitability by eliminating unprofitable products from its product line. This action, coupled with previous efforts taken too improve profitability for PDA's products has improved the Company's profit status for the three months period ended August 31, 1998. By increasing sales in the near future, the efficiencies adopted by the Company in the last two periods should have a positive impact on net revenues beginning in the next period.

     The improvement in cost of sales allowed the Company to enjoy an operating profit of $69,184 for the three months ended August 31, 1998.


III.  Capital Resources.

     On July 21, 1998 the Company acquired its plant facility in Utica, New York for a purchase price of $600,000. As part of the agreement to purchase the building, all back rent (the Company was withholding rent for repairs) except for $50,000 was forgiven. The Company was paying $7,500 per month for rental of this facility.




     During the three months ended August 31, 1998, there was no other significant increase in the purchase of any property or equipment. The Company does expect to spend additional funds in the near future for the acquisition of tissue production machinery to enter into the tissue supply business (i.e. toilet tissue for institutions and tissue paper for examination tables), particularly if the acquisition with Jake Industries, Inc., mentioned above is consummated.



     The Company also does not presently anticipate the allocation of other significant resources for machinery and equipment purchases. Any such commitments will be dependent on demand for the delivery of products under new or increased orders and will primarily be purchased in cooperation with New York State financing programs, leasing programs or bank financing without committing substantial cash assets. Future conditions, such as successful equity financing efforts, may change this position.





     Current conditions indicate, however, that some funds will be required for additional capital expenditures in the near future which coincides with management's sales expansion program; however, as explained above, financing for purchasing these resources will be obtained from sources which will not require a substantial outlay of cash and will be in proportion to its expansion program.


IV. Inflation.

     Management anticipates that inflation will not have a material effect on the Company's operations in the future. This is principally due to two factors. First, if orders increase due to inflation the Company presently has adequate manufacturing equipment and capacity to support not only its present level of operations but, with the addition of a second and, if needed, third, operating shift, to support a substantial increase in production of its present product lines. Second, although product pricing would be affected by inflation due to higher costs, management believes that public health and safety concerns would outweigh any negative impact of price increases and would not adversely affect the Company's projected sales. Additionally, the hospital 11 and health care markets have historically been best able to pass on increased costs which are typically paid by insurance coverage.




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

     Management also believes that perhaps the most significant adverse impact upon its liquidity, capital resources and future operations may result from economic pressures to keep health care costs low. Spearheaded by health care insurers and now the federal government, the entire health care industry in the United States has come under increasing pressure and scrutiny to reduce unnecessary and wasteful costs. To meet the criticism in recent years over the higher cost of disposable products, the Company has intro-
     duced a line of limited reusable products. These products are designed to be washed and reused from between 25 and 100 times before being replaced. Management believes that such products will not only address the economic concerns but also the environmental issues by reducing the amount of products which are being discarded. However, as already mentioned, in situations where there is a high risk of spreading infection, management believes that the disposable products will continue to have strong appeal and demand in the marketplace.



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




                                            PART II  OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits.

               11 - Calculation of primary and fully-diluted income (loss) per share. Reference is made to Note 16 of the financial statements, incorporated herein by reference.

          (b) Reports on Form 8-KSB

                None.

                                                    SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          HEALTH-PAK, INC.



                                    /s/ Anthony J. Liberatore
                                        Anthony J. Liberatore
                                             President
                                        Chief Operating Officer
Dated:  March 18, 1998



                                    /s/ Michael A. Liberatore
                                        Michael A. Liberatore
                                           Vice President
                                       Chief Financial Officer
Dated:  March 18, 1998