Form 10QSB
period 1998-11-30
HEALTH PAK INC
filed 1999-04-12
CIK 840823

SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549





                                                   FORM  10-QSB

                                    Quarterly Report Under Section 13 or 15(d)
                                      of the Securities Exchange Act of 1934




                                          Quarter Ended November 30, 1998

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

Same
(Former Address)                           (Zip Code

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

           Class                             Outstanding at November 30, 1998

Common stock, $0.002 par value                            15,490,009

                                                       INDEX



Part  I.       Financial information


               Item 1.      Condensed consolidated financial statements:

                            Balance sheet as of November 30, 1998 and
                            May 31, 1998                                F-2

                            Statement of income for six and three months
                            ended November 30, 1998 and 1997            F-3

                            Statement of cash flows for six months
                            ended November 30, 1998 and 1997            F-4

                            Notes to condensed consolidated financial
                            statements                               F-5 - F-13



               Item 2.      Management's discussion and analysis of
                            financial condition



Part II.       Other information



Signatures

                               HEALTH-PAK, INC. AND SUBSIDIARY

      CONDENSED CONSOLIDATED BALANCE SHEET - NOVEMBER 30, 1998 AND MAY 31, 1998




                                       ASSETS                                                           LIABILITIES


                                          November 30,        May 31,                                        November 30,    May 31,
                                              1998             1998                                            1998           1998
Current assets:                                                          Current liabilities
  Cash                                 $     52,982     $    31,905        Current portion of long-term debt  $ 96,907    $  30,515
  Receivables, trade, net of                                               Notes payable, bank                 734,620      718,291
   allowance of $13,500                     679,357         641,152        Accounts payable                    649,892      811,730
  Inventory                               1,488,888       1,572,320        Payroll and sales tax payable and
  Note receivable                            89,039          89,039         accrued expenses                    55,047       98,508
  Prepaid expenses                           53,002          83,870        Note payable, officer                55,000
                                         ----------      ----------                                         ----------    ----------


    Total current assets                  2,363,268       2,418,286          Total current liabilities       1,591,466    1,659,044
                                         ----------      ----------                                         ----------    ----------

Property and equipment:
  Land120,000
  Building                                  483,662
  Machinery and equipment                   401,351         315,978       Long-term debt, net of current
  Leasehold improvements                    133,593         133,598         portion                            680,249       44,004
                                                                                                            ----------    ----------
  Office equipment                          110,130         110,130
  Automotive equipment                       21,021          21,021
                                          ----------      ----------
                                          1,269,757         580,727
  Less accumulated depreciation             277,822         248,417       Commitments
                                          ----------      ----------

                                            991,935         332,310
                                            -------         -------
                                                                           Minority interest in consolidated
                                                                               subsidiary                                    11,279
                                                                                                                             ------

Other assets:                                                              Shareholders' equity:
  Investments in affiliated Company         135,027         135,027         Common stock subscriptions           56,781
  Deposits                                   25,841          32,888         Common stock, .001 par value
  Loan acquisition fees                                                       2,000,000 share authorized
   and costs, net                            45,507           3,240
  Deferred offering expenses                 49,765          99,530         Common stock,.002 par value
  Deferred income taxes                      83,115          83,115           20,000,000 shares authorized       30,980      30,980
  Cash surrender value, officers'                                           Common stock purchase warrants:
   life insurance                            33,942          33,942          Class A
  Officer's loan                              1,200           1,200          Class B
                                          ----------      ----------         Class C
                                                                             Additional paid in capital      2,304,334   2,304,334
                                            374,397         388,942          Defcit                           (934,210)   (910,103)
                                          ----------      ----------
                                                                                                             ----------  ----------
                                                                                                              1,457,885   1,425,211
                                                                                                              ---------   ---------

                                         $3,729,600      $3,139,538                                          $3,729,600  $3,139,538
                                         ==========      ==========                                          ==========  ==========



     See notes to condensed consolidated financial statements.
                                                                            F-2

                                       HEALTH-PAK, INC. AND SUBSIDIARY

                            CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                         SIX AND THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997








                                                         Six months ended                     Three months ended
                                                           November 30,                           November 30,
                                                  1998              1997               1998                1997
                                                  ----              ----               ----                ----

Net sales                                     $1,511,569         $1,687,907         $  706,716         $  820,150

Cost of sales                                  1,007,102          1,159,318            510,979            567,755
                                              ----------         ----------         ----------         ----------

Gross profit                                     504,467            528,589            195,737            252,395

Selling, general and
administrative expenses                          402,488            504,582            166,151            254,219
                                              ----------         ----------         ----------         ----------

Income from operations                           101,979             24,007             29,586       (     1,824)
                                              ----------         ----------         ----------        ----------

Other income (expense):
  Gain on investments in
   affiliated company                                                 4,390
  Interest expense                          (    81,178)       (    61,770)       (    30,443)       (    28,703)
  Amortization                              (    56,184)       (     3,333)       (    28,092)       (     1,666)
                                             ----------         ----------         ----------         ----------

                                            (   137,362)       (    60,713)       (    58,535)       (    30,369)
                                             ----------         ----------         ----------         ----------

Loss before minority
 interest                                   (    35,383)       (    36,706)       (    28,949)       (    32,193)

Minority interest in
 income (loss) of
 consolidated subsidiary                          11,278             34,513              2,595             40,143
                                              ----------         ----------         ----------         ----------

Net income (loss)                            ($   24,105)       ($    2,193)       ($   26,354)        $    7,950
                                               ==========          ==========       ==========          ==========

Earnings per common and dilutive common equivalent share:

  Primary                                     $     0.00             $    0.00      $     0.00         $     0.00
                                              =============          ==========     ===========             ======

  Fully diluted                               $     0.00            $     0.00      $     0.00          $    0.00
                                              =============          ==========      ===========            ======

Weighted average number of
common shares and
 dilutive outstanding:

  Primary                                     17,490,009            17,090,159       17,490,009         17,090,159
                                              ==========            ==========       ==========         ==========

  Fully diluted                               17,490,009            17,090,159       17,490,007         17,090,159
                                              ==========            ==========       ==========         ==========







     See notes to condensed consolidated financial statements.
                                                                            F-3

                                          HEALTH-PAK, INC. AND SUBSIDIARY

                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                    SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997













                                                                                        1998               1997
                                                                                        ----               ----
Operating activities:
  Net loss                                                                         ($  24,105)         ($  2,193)
  Adjustments to reconcile net income to cash provided by
   operating activities:
     Depreciation                                                                       29,405             24,590
     Amortization                                                                       56,184              3,334
     Gain on investments in subsidiaries                                                               (   4,390)
     Gain (loss) on minority interest in consolidated
      subsidiary                                                                    (  11,278)         (  34,513)
     Changes in other operating assets and liabilities:
       Accounts receivable                                                          (  38,205)         (  34,414)
       Inventory                                                                        83,432         ( 111,873)
       Prepaid expenses                                                                 29,914         (  26,281)
       Accounts payable                                                             ( 161,838)            160,588
       Accrued expenses                                                             (  43,463)         (  37,979)
       Deposits                                                                          5,244
       Loan fees                                                                    (  45,930)              5,777
                                                                                     --------            --------

       Net cash used in operating activities                                        ( 120,640)         (  57,354)
                                                                                     --------           --------

Investing activities:
  Purchase of property and equipment                                                ( 689,030)         (  10,727)
                                                                                     --------           --------

       Net cash used in investing activities                                        ( 689,030)         (  10,727)
                                                                                     --------           --------

Financing activities:
  Proceeds from common stock subscriptions                                              56,781
  Proceeds from long-term debt                                                         731,351
  Proceeds from notes payable, bank                                                     16,329             46,790
  Proceeds form officers' loan                                                          55,000
  Payment of long-term debt                                                         (  28,714)         (   8,832)
                                                                                     --------           --------

       Net cash provided from financing activities                                     830,747             37,958
                                                                                      --------           --------

Net increase (decrease) in cash                                                         21,077         (  30,123)

Cash, beginning of period                                                               31,905            233,330
                                                                                      --------           --------

Cash, end of period                                                                   $ 52,982           $203,207
                                                                                      ========           ========

Supplemental  disclosures and cash flow  information:
 Cash paid during the year for:

    Interest                                                                          $ 81,178           $ 61,770
                                                                                      ========           ========
    Income taxes                                                                      $      0           $      0
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



     The Company maintains manufacturing facilities in upstate New York, Mexico and to a lesser extent Haiti. In addition to paper goods, the Company also manufactures a sporting goods accessory item, sales of which were minimal for the six months ended November 30, 1998. The Company's sales are spread throughout the United States.

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



      Effect of recently issued accounting standards:
     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impaired of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. "SFAS" No. 121 requires that Long-Lived Assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events indicated that the carrying amount of an asset may not be recoverable. The Company has no impaired assets at November 30, 1998.



     The Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation". The effective date of SFAS No. 123 is for fiscal years beginning after December 15, 1995, and established a method of accounting for stock compensation plans based on fair value. The Company does not believe that SFAS No. 123 will have an impact on its financial statements. The Company has not adopted SFAS No. 123 at November 30, 1998 and continues to use APB 25 which accounts for stock compensation at the intrinsic value.



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




4.  Inventories:

    Inventories consist of:
                                           November 30            May 31
                                              1998                 1998
                                              ----                 ----

        Raw materials                     $  446,666          $  483,696
        Finished goods                     1,042,222           1,088,624
                                          ----------          ----------

                                          $1,488,888          $1,572,320
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


8. Line of credit:

     The Company opened a line of credit with Foothill Capital Corporation in September 1996. The loan ceiling amount is based on a percentage formula of eligible accounts receivable and inventory. The balance due at November 30, 1998 was $734,620.



9. Long-term debt:


                                                 Rate   Amount   Maturity

    Note payable, Manifest Group         (a)      10%  $ 9,840      July, 1999
    Note payable, Waste Mgmt. of N.Y.    (b)      10%    1,445      June, 1999
    Note payable, Resource Capital Corp. (c)      10%    2,528      March, 2000
    Note payable, Resource Capital Corp. (d)      10%    1,408  September, 1999
    Note payable, Resource Capital Corp. (e)      10%    2,440       July, 1999
    Note payable, City of Utica          (f)       3%  145,167       June, 2005
    Note payable, bank                   (g)Prime +2%  247,222   November, 2013
    Note payable, bank line of credit    (h)    11.5%   41,760        May, 2001
    Note payable, U.S. SBA               (i)    5.85%  247,000   December, 2018
    Note payable, Acclaim Leasing        (j)      10%   78,346   November, 2001
                                                      --------
                                                       777,156
        Less current portion                            96,907
                                                        ------

                                                      $680,249
                                                      ========



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

      (i) Note payable is collateralized by real estate. The note is payable in monthly installments of $2,078 including interest and loan fees.

      (j) Note payable is collateralized by equipment with a cost of $84,351. The note is payable in installments of $2,599 including interest.



      Maturities of long-term debt as of November 30, 1998 are as follows:



                                 Year                             Amount

                        November 30, 1999                       $ 96,907
                        November 30, 2000                         92,182
                        November 30, 2001                         84,172
                        November 30, 2002                         46,708
                        November 30, 2003                         47,449
                        Thereafter                               409,738
                                                                --------
                                                                $777,156
                                                                ========

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


     In addition, the Company also issued 4,500,000 stock options at various exercised prices. As of November 30, 1998, 2,748,047 options have been exercised as follows:


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
                                                                     ========


     As of November 30, 1998, the Company has available, for tax reporting purposes, net operating loss carryovers of approximately $640,000 which expire through 2013.



12. Employment contracts:

     The Company has no employment contracts. Further, it has no retirement, pension or profit sharing plan covering its officers or directors.



13. Deferred offering expense:

     The value stated is the amount that has been paid by the Company for expenses incurred for the public offering of warrants. The deferred offering expenses on the issued or expired warrants have been deducted from the proceeds of the offering. The offering of the Class C warrants is expected to be completed in 1998. Amortization of the deferred offering expense of $49,765 is included at November 30, 1998.



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



15. Earnings per share:


                                         November 30, 1998    November 30, 1997
                                        -----------------     -----------------

                                               Primary              Primary
  Number of shares:
    Weighted average shares outstanding     15,490,009            15,490,009
    Incremental shares for outstanding
     stock options                                                 1,600,150
                                             ----------           ---------

                                            15,490,009            17,090,159
                                            ==========            ==========




     Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding. Shares that would be outstanding assuming exercise of dilutive stock options, all of which are considered to be common stock equivalents. Fully diluted earnings per share are the same as primary earnings per share for November 30, 1998 and November 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

I. Financial Condition and Liquidity

Introduction

     As previously stated, the financial statements and the discussion which follows includes, on a consolidated basis, the assets, liabilities and operating results for Protective Disposable Apparel Company, LLC ("PDA") which was acquired by the Company in October, 1996 as a 65% owned subsidiary. Inter-company balances have also been eliminated in the consolidation.


(a) Financial Condition

Assets

     Total assets increased by $590,062 at November 30, 1998 when compared to the year ended May 31, 1998, an increase of approximately 18.8%. This increase is largely due to the acquisition by the Company of its plant facility in Utica, New York, which took place in July, 1998.



     Total assets also increased by $42,951 during the quarter ended November 30, 1998 when compared to the three months period ended August 31, 1998, an increase of approximately 1.2%.



         The increase in assets at November 30, 1998 was also slightly enhanced by additions to cash (increased by $21,077 compared to the year ended May 31, 1998), receivables (which increased by $38,205) and machinery and equipment (which increased by $85,373, reflecting additional equipment purchases). These increases were also offset by reductions in inventory (down by approximately $83,432 from the year ended May 31, 1998) and prepaid expenses (down by $30,868).



     The increase in cash for the three months ended November 30, 1998 was due to the fact that Anthony J. Liberatore, President of the Company, loaned $55,000 to the Company during the period to offset the dislocation of cash caused by the purchase of the building occupied by the Company in July, 1998.


     The increase in receivables at November 30, 1998 is caused by the fact that the Company had slower collections during the six month period ended at November 30, 1998. Inventory decreased slightly as a normal part of experiencing lower sales for the six month period and because of the Company's decision to remove certain non-profitable items from its line. At November 30, 1998, inventory was approximately 5.3% lower than at the year end.

     There were no significant purchases of machinery and equipment during the quarter. During the three months ended November 30, 1998, approximately $70,000 was spent on the acquisition of machinery to manufacture tissue paper which will be added to the Company's line of products.

     In summary, total assets increased by 18.8% at November 30, 1998 when compared to the year ended May 31, 1998 and increased by 1.2% since the quarter ended August 31, 1998. The primary reason for the increase since the year end has been previously identified as the result of purchasing the Company's plant facility and the purchase of machinery and equipment. These purchases will, of course, be offset by increases in liabilities to the extent that the properties were financed.



Liabilities

     Current liabilities have decreased by $67,578 during the six month period ended November 30, 1998 compared to the year ended May 31, 1998. The principal reason for this reduction arises from the fact that accounts payable were reduced significantly by November 30, 1998 (by approximately $161,838 during the six months ended November 30, 1998) and payroll and sales taxes were further slightly reduced for the period. These reductions were offset by increases in the current portion of long term debt, bank notes payable and officer's loans to the Company.




     The increase in the current portion of long term debt arises largely from the liability incurred by acquiring the Company's plant facility in Utica, which was purchased in July, 1998, and was financed during the quarter ended August 31, 1998. The current portion of long term debt was also slightly influenced by the purchase of machinery and equipment during the quarter ended November 30, 1998. The increase in bank notes payable indicates additional borrowing by the Company on its credit line and notes payable to officers reflects the loan made by the Company's president in the amount of $55,000.


     In the previous quarter (ended August 31, 1998) we reported that a significant portion of the loan covering the building purchased during that quarter in the amount of $240,000 was due in December, 1998 and was accounted for as a short term debt in current liabilities. It was anticipated that this loan would be replaced by a long term SBA loan, which would then permit the reversal of this entry as a short term liability. The loan was subsequently replaced by the anticipated long term SBA loan before maturity in December. Therefore, in the quarter ended November 30, 1998, the long term portion of that loan has been accounted for as a long term liability and is the reason for the dramatic drop in the current portion of long term debt for this period compared to the last quarter (i.e. $301,472 was reported as the current portion of long-term debt in the quarter ended August 31, 1998 and only $96,907 at November 30, 1998). Total current liabilities were lower by $206,011 because of this adjustment when compared to the end of the first quarter ended August 31, 1998; however, except as noted above, total current liabilities at November 30, 1998 were otherwise quite comparable to the year ended May 31, 1998.

     Total current liabilities for the quarter ended August 31, 1998 are approximately $140,000 higher when compared to the year end, but this is not significant when you take into account the fact that the Company had a substantial increase in short term liabilities associated with the acquisition of its real property as stated above.


     It should also be noted that accounts payable were further reduced in the six months ended November 30, 1998 by $42,367 when compared to the quarter ended August 31, 1998. This reflects the application of additional cash during the period to the payment of payables.



     Liability for payroll taxes varies with the number of employees at any given time and the date upon which the period falls. There was a reduction in this account of approximately $43,461 during the six months period ended November 30, 1998 when compared to the year ended at May 31, 1998.


     Long term debt at November 30, 1998 was increased by $636,245 when compared to the year ended May 31, 1998. As stated previously, this increase was caused by the addition of further debt to finance the purchase of the plant facility and machinery and equipment purchases during the period. This account was also increased from the previously reported $403,760 at the end of August 31, 1998 for the reasons stated above (i.e. because of the transfer of debt from short term to long term as stated above).


     While total liabilities increased by some $568,667 at November 30, 1998 compared to the year ended May 31, 1998 which was as expected from the debt acquired in connection with the acquisition of the real property made in July, 1998, it has increased only slightly (by approximately $70,478) when compared to August 31, 1998 as a result of the machinery and equipment purchases during that period. The increase in liabilities since the year end is balanced by an increase in total assets of $590,062 at November 30, 1998 and an increase in assets of $42,951 at November 30, 1998 compared the first quarter ended August 31, 1998.


     Also, while the Company experienced a higher operating profit at November 30, 1998 compared to the year end and the end of the first quarter, the net loss for the six months ended November 30, 1998 was higher than for previous periods because of increased amortization and interest expense and is reflected in the fact that the Company's deficit was greater at November 30, 1998 by approximately $24,107 compared to the year end and by $26,873 compared to the quarter ended August 31, 1998. See "Results of Operations."

     Management believes that, except for taking into account the fact that the Company purchased the real property and the machinery and equipment referred to above, there has been no significant change in the financial condition of the Company during the quarter.


     See "Results of Operations" for additional information. For information regarding liquidity, see Subparagraph (b) "Liquidity" below. For additional information relating to the financial condition of the Company, also see "Inflation" and "Trends Affecting Liquidity, Capital Resources and Operations."




(b) Liquidity

     The Company had sufficient liquid assets to meet its obligations at the end of November 30, 1998. Working capital at November 30, 1998 was $771,802 compared to $759,242 at the year ended May 31, 1998, a slight increase in spite of the added burdens of increased current debt resulting from acquisitions of property and notes payable to banks. For comparison purposes, working capital at the end of August 31, 1998 was $573,527.


     As we have described above, working capital at August 31, 1998 was greatly affected by accounting for the current portion of the debt incurred by the Company to acquire its plant facility. A portion of the debt as originally structured was due in December 1998; however, it was to be replaced by a long term SBA loan which was not closed by the end of the first quarter. When this loan was closed, the current portion of long term debt was adjusted to reflect the disposition of the loan. This explains why working capital at August 31, 1998 was only $573,527 compared to $771,802 at November 30, 1998.


     Principal short-term liabilities at November 30, 1998 were $96,907 in the current portion of long term notes due, $734,620 in short term bank notes payable, $649,892 in accounts payable, payroll taxes due of $55,047 and short-term officer's loans due of $55,000, for a total of $1,591,466 in short term liabilities. Against this total, at November 30, 1998, the Company had liquid current assets consisting of cash in the amount of $52,982, receivables of $679,357, inventory in the amount of $1,488,888 and notes receivable of $89,039 for a total of $2,310,266.


     At November 30, 1998, management also had at its disposal a credit line of $850,000 of which approximately $80,000 was available at November 30, 1998. The credit line was increased in 1998 to $850,000 from $750,000 last year. The Company may find it necessary to replace its credit facility in the near future; however it is waiting for a conclusion with respect to its private offering before taking action in this area.

     In summary, management believes that the Company will have sufficient liquidity and adequate working capital to fund the Company's operations during the current fiscal year, including support for its planned expansion of sales.

     Management is planning additional equity financing which, if completed, could add substantially to the Company's liquidity in the near future and would afford the Company the opportunity to make new acquisitions and to expand its business. There is no assurance that the Company will be successful in its attempts to raise additional capital at an affordable cost.

     The principal source of funds for the Company's operations during quarter ended November 30, 1998 has been from operating revenues and proceeds from its credit line, as reflected in the Company's financial statements.



II. Results of Operations.

(a)  Net Sales

     Net sales at the six month period ended November 30, 1998 were $1,511,569. This compares with net sales of $1,687,907 for the six month period ended November 30, 1997. While the difference is $176,338, a decrease of approximately 10.4% from 1998 to 1997, it must be looked at from the point of view that the Company took deliberate action to eliminate a certain percentage of sales in the previous quarter (ended August 31, 1998) that were not profitable. This elimination, combined with shipping differences (i.e. during the first quarter ended August 31, 1998, orders which are usually shipped in this period were made early enough during the last fiscal year to be shipped in the year ended May 31,
1998) and a general downturn in industry orders (which the Company also serves in addition to the medical supply industry) resulted in lower sales for this period.


     Net sales at the end of the three month period ended November 30, 1998 were also lower than for the same period last year (i.e. net sales for 1998 were $704,716 for the quarter compared to sales of $820,150 in 1997, a difference of $115,434 or approximately 14%). Lower sales during the quarter ended November 30, 1998 resulted from a continuation of the factors described above, except that shipping differences were not involved, but the other factors mentioned above had more of an impact in this period.



     Net sales for the three months ended August 31, 1998 were $804,853 which is quite comparable to the $867,757 net sales for the three months ended August 31, 1997, and were lower in that period more or less, because of shipping differences as explained above combined with the beginning of elimination of unprofitable sales and slightly slower industry sales at this time.

     Sales  which  were   eliminated   from  the   Company's   line  because  of
unprofitability included nurses caps, shoe covers and surgical masks among others and represented products which were primarily manufactured by others.


     The Company is now seeing a turnaround in demand from industry as orders are beginning to improve and sales are increasing now in that area.

     Net sales in the six month period ended November 30, 1998 were not affected by price changes or significant additions from new business during the period to increase sales to former levels.

     As for the future in terms of increasing sales, the Company has entered into an agreement with Jake Industries, Inc. ("Jake") and its principal shareholders to acquire the substantial part of the assets of Jake as a going concern. Located in New Jersey, Jake is a manufacturer of paper products to the medical and institutional industries which includes toilet tissue paper for institutions and tissue gowns. Revenues are presently approximately $2 million per annum; however, the Company believes that these revenues can be greatly expanded with its own network of customers and new business which the Company will seek to obtain after the closing.

         The acquisition agreement for Jake calls for the payment of more than $300,000 cash and the issuance of stock to the shareholders of Jake. The Company has not yet closed this agreement as of the date of this report and is awaiting currently planned additional financing to support the purchase of Jake.


     The Company is also looking forward to entering into the tissue paper supply business with the purchase of its machinery and equipment for the production of tissue paper. Management believes that there is an excellent market opportunity for this type of product. While the acquisition of Jake will enhance the Company's entry into this market, the Company is prepared to move ahead in this area with or without the acquisition.


     The Company also recently introduced "sonic sealed" garments in former periods which are produced by a sonic sealing or welding process, manufactured by ultrasonic equipment which essentially changes the molecular structure of the material being made to form a complete and impenetrable seal at the point of closure. No heat is used or necessary for this process. These garments are fluid and chemical resistant and are used primarily in chemical and nuclear work. It is expected that these products will contribute to sales during the current fiscal year.

     The shift, beginning in 1996, to private label work has also been essentially discontinued as the Company assumed additional responsibility
for  the   manufacture  of  PDA's  products  and  requiredadditional
manufacturing capacity for its own products

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

     For additional information see Item 1. "Description of Business" in the Company's 10-KSB report for the year ended May 31, 1998.

(b)  Cost of Sales

     The elimination of unprofitable sales did result in a lower cost of sales percentage for the six months ended November 30, 1998 compared to 1997 (i.e. 66.6% for 1998 compared to 68.6% for 1997) which, combined with lower costs for selling, general and administrative expenses for the six months ended November 30, 1998, resulted in higher income from operations for 1998 compared to 1997.


     However, the Company did experience a set back in cost of sales for the three months ended November 30, 1998 compared to the three months ended November 30, 1997 (i.e. cost of sales at the end of the three months ended November 30, 1998 was at 72.5% compared to 69.2% for the same period in 1997). This result occurred because the Company suffered a loss of approximately $34,000 in inventory in its Mexican production facility. This facility was inherited from the PDC acquisition and operated as a separate contractor with the Company. When requested to deliver an inventory count, it was noticed that part of the inventory, consisting mainly of raw materials, was missing. The Company immediately took steps to terminate its relationship with this facility and will perform the operations previously made in Mexico at itsplant in Utica, New York. The Company does not anticipate any dislocationbecause of this move and further, does not expect any substantial negativeimpact on cost of sales or profitability because management believes the work done in Mexico can be easily replaced in its own plant without significant increases in costs


     The effect of the Company's action to discontinue unprofitable sales was clearly evident in the previous quarter (ended August 31, 1998) which showed cost of sales of only 61.6%. It was because of this low percentage that the impact of the higher cost of sales percentage for the quarter ended November 30, 1998 was less significant and the average cost of sales for the six months ended November 30, 1998 was lower overall. See "Management's Discussion and Analysis or Plan of Operation" in the 10-QSB report filed for the quarter ended August 31, 1998.


     It should be remembered that the cost of sales increased in 1997 to 73.8% with the introduction of PDA products as part of the Company line. Management pointed out that the PDA products were initially introduced at a higher cost basis than the Company's products. Costing analysis and immediate action was taken to correct these differences which resulted in a cost of sales for more recent periods that is more in line with the Company's usual standards.


(c) Gross Profits

     Gross profits for the six months ended November 30, 1998 were lower by $24,122 than gross profits for the comparable period in 1997, primarily due to the fact that net sales for the six months ended November 30, 1998 were also lower by approximately 10.5% for that period compared to November 30, 1997. Expressed as a percentage of net sales, gross profits were 33.4% of net sales for the six months ended November 30, 1998 compared to 31.3% of net sales for the same period in 1997. The improvement occurs because of the lower cost of sales percentage for the six months ended November 30,1998 compared to the six months ended November 30, 1997. The lower cost of sales percentage was achieved in this period even though certain difficulties were experienced in the three months ended November 30, 1998 (see below). This compares with a gross profit percentage of 32.2% at the year ended May 31, 1998.

     For the three months ended November 30, 1998 gross profits expressed as a percentage of net sales was 27.9% compared with 30.8% for the comparable period in 1997. The lower gross profit percentage for the three months ended November 30, 1998 is caused by both lower sales and a high cost of sales percentage for that period as explained above. As previously stated, this period was influenced by a loss of inventory, lower sales because of the elimination of unprofitable products and because of a downturn in industry orders.


(d)  Selling, General and Administrative Costs

     Selling, general and administrative costs for the six months ended November 30, 1998 were substantially lower when compared to the same period last year. This was due to the fact that the two principal officers of the Company waived their salaries during this period and one other officer (mainly concerned with the operations of PDA) resigned and was not replaced during the period.

     Selling, general and administrative costs were also lower in the three months ended November 30, 1998 for the same reasons stated above.

     As has been said, the elimination of unprofitable business in recent months and the price increases effected for the PDA products during the 1997 fiscal year, among other things, influenced the lower cost basis for products in the six months period ended November 30, 1998 and, combined with lower selling, general and administrative costs in that period resulted in a slight improvement in income from operations for the first six months of the 1999 fiscal year compared to the same period in 1997 which showed a profit of $24,007 compared to the $101,979 Income from operations for the six months ended November 30, 1998. Selling, general and administrative expenses were also lower for the three months ended November 30, 1998 for the same reasons described above.

(e)  Interest and Amortization Expenses

     Interest expenses increased by approximately $20,000 in the six months period ended November 30, 1998 compared to the previous period in 1997. This reflects additional borrowing by the Company during the period. Amortization also increased during the period to account for the additional debt incurred by the acquisition of the Company's plant facility in July, 1998.


     These expenses combined to result in a net loss for the six months ended November 30, 1998 as it did for November 30, 1997; however the loss for the six months ended November 30, 1998 was more significant because of the increases in interest costs and amortization. These same factors combined to produce a net loss for the three months ended November 30, 1998 compared to the three months period ended November 30, 1997 which showed a profit of $7,950, because the full weight of the amortization costs were not in place as yet.


     In order to offset the costs of borrowing and amortization, it will be necessary for the Company to increase its net sales by either adding additional products, services or customers or by making an acquisition. The Company is undertaking to do this now by itsproposed plan to increase sales and by arranging for additional financing toallow acquisitions which management has had in mind as well as the acquisitionof Jake Industries Inc., discussed above, which is scheduled shortly. Inaddition, the Company believes that with its new tissue products, (i.e. toilettissue for industrial use and tissue paper for examination tables in medical andveterinary offices) it will open new markets and sales.

     For information with respect to the possible effect of future trends on operations, see the discussion under the caption "Trends Affecting Liquidity, Capital Resources and Operations."


III.  Capital Resources

     On July 21, 1998 the Company acquired its plant facility in Utica, New York for a purchase price of $600,000. As part of the agreement to purchase the building, all back rent (the Company was withholding rent for repairs) except for $50,000 was forgiven. The Company was paying $7,500 per month for rental of this facility.



     Also, during the six months ended November 30, 1998 the Company purchased additional machinery and equipment to manufacture tissue paper for its planned entry into the market for such products, including toilet tissue for institutional customers and tissue paper for examination tables. There were no other significant increases in the purchase of any other property or equipment.



     The Company also does not presently anticipate the allocation of other significant resources for machinery and equipment purchases in the near future, unless its proposed private offering of securities is successful. Any such commitments, however, will be dependent on demand for the delivery of products under new or increased orders and will primarily be purchased in cooperation with New York State financing programs, leasing programs or bank financing without committing substantial cash resources. Future conditions, however, may change this position.

     Current conditions indicate, however, that some funds will be required for additional capital expenditures in the near future which coincides with management's sales expansion program; however, as explained above, financing for purchasing these resources will be obtained from sources which will not require a substantial outlay of cash and will be in proportion to its expansion program.


IV. Inflation
     Management anticipates that inflation will not have a material effect on the Company's operations in the future. This IS principally due to two factors.
 First, if orders increase due to inflation,the Company presently has adequate manufacturing equipment and capacity tosupport not only its present level of operations but, with the addition of asecond and, if needed, a third operating shift, to support a substantialincrease in production of its present product lines. Second, although productpricing would be affected by inflation due to higher costs, management believesthat public health and safety concerns would outweigh any negative impact ofprice increases and would not adversely affect the Company's projected sales.Additionally, the hospital and health care markets have historically been bestable to pass on increased costs which are typically paid by insurance coverage.




V.  Trends Affecting Liquidity, Capital Resources and Operations

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


     As new Company manufactured products and other items under development are introduced, management believes that sales revenues will increase and, over the long term, will result in more stable sales and higher profit margins for the Company. In addition, the existence of the Occupational Safety and Health Administration (OSHA) regulations are expected to continue to have a positive influence on the demand for the Company's products.


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

                                            PART II  OTHER INFORMATION


ITEM 5.  Other Information

     Effective January 8, 1999, the Company adopted a reverse split of its Common Stock on the basis of one (1) new share for every fifteen (15) presently issued shares of Common Stock.


     Based on the 15,490,009 shares of Common Stock outstanding at January 8, 1998, the new total number of new outstanding shares are 1,032,667.


     A new CUSIP number has been issued to identify post-split shares from pre-split shares.


     Shareholders   are  not  required  to  surrender  their  presently   issued
certificates; however they may do so voluntarily or the certificates will be exchanged when presented for transfer.


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





                                             HEALTH-PAK, INC.




                                    /s/ Anthony J. Liberatore
                                        Anthony J. Liberatore
                                             President
                                        Chief Operating Officer
Dated:  March 25, 1998



                                    /s/ Michael A. Liberatore
                                        Michael A. Liberatore
                                           Vice President
                                       Chief Financial Officer