Form 10KSB40
period 1999-05-31
HEALTH PAK INC
filed 2000-12-27
CIK 840823

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITY EXCHANGE ACT OF 1934

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended May 31, 1999 Commission file No. 33-24483NY
                                                            -----------

         DELAWARE                                        11-2914841
-----------------------------                       -------------------
State or other jurisdiction                          (IRS Employer ID#)
 of incorporation or organization


                                HEALTH-PAK, INC.
              ----------------------------------------------------
              Exact name of Registrant as specified in its charter

                  2005 Beechgrove Place, Utica, New York 13504
             -------------------------------------------------------
               (Address of principle executive offices) (Zip code)

         Registrant's telephone number, including area code  (315) 724-8370
                                                            ---------------

         Securities registered pursuant to Section 12 (b) of the Act:  None
                                                                      -----

         Securities registered pursuant to Section 12 (g) of the Act:  None
                                                                      -----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934, during the preceding 12 months (or for such period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X     No
                                 ----     ----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of the Registrant' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB. [X]

         Issuers revenue for its most recent fiscal year $2,318,176
                                                         ----------

         The aggregate market value of the shares of common stock held by non-affiliates of the Registrant based on the closing price of $1.40 per share at December 20, 2000 is approximately $2,040,733.

         The number of shares outstanding of each of the Registrant's classes of Common Stock, as of May 31, 1999 is 1,457,667 shares, all of one class of $.002 par value Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

   Transition Small Business Disclosure Format  Yes           No    X
                                                    ------        -----

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

    The Company's primary business in fiscal 1999 continued to be the manufacture and/or distribution of reusable and nonwoven disposable textile products, including apparel such as examination gowns, lab coats, surgical gowns, coveralls and ancillary items such as aprons, masks, caps, covers, surgical draperies, diapers and underpads, towels, wipes, cloths and sterilization wraps and other related products, which were sold primarily to the hospital and medical marketplace and non-medical fleece sportswear, winter wear and golf wear sold primarily to customers in the regular clothing industry.

    During the 1997 fiscal year, however, the Company also acquired the assets and business of Protective Disposable Apparel Company L.L.C. ("PDA") which basically added a new dimension to the products offered by the Company.

    PDA's products, though somewhat similar to the Company's products, are primarily sold to industry markets such as pharmaceutical companies, the nuclear industry, laboratories and other similar types of operations where either a "germ resistant", "contamination free" or "clean room" atmosphere is needed. Because the items sold by PDA are so similar to the Company's products, the Company is able to undertake the manufacture of most of PDA's inventory in many instances.

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

    To accommodate the production of "cleanroom" products, primarily for PDA customers, the Company built its own "clean room" facility which is necessary for the production of sterile products. This facility was completed during the 1997 fiscal year and is now in full operation. Over 90% of sterile items are manufactured for disposable use.

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

    The Company also sells its outdoor sportswear, spun polyester fleece items, winter wear and recreational wear and other non-medical or industrial protective wear through another outlet store in the Utica area as well as through its own factory outlet store. While these sales are not material compared to the overall revenues for other products, this has been a slowly growing business for the Company.

    These products include winter wear scarves, hats, gloves, pants, socks, jackets, shirts and related other wearables and accessories for both men and women.

    The Company has also marketed the non-medical and non-industrial items to specialty catalog companies and retail stores principally in the Northeastern United States. The modest success of the outlet store and non-medical products in past years has prompted the Company to continue this operation during the current fiscal year. During fiscal 1999 and 1998, the outlet store accounted for approximately 2% of net revenues.

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

    "Nonwoven" is an industry term used to distinguish nonwoven fabrics from traditional woven fabrics. The fabric's fibers may be man made plastics or natural substances such as cotton, rayon or pulp, which accounts for most of the nonwoven materials today. Nonwoven fabrics may be porous or absorbent, made to be easily torn or tear-resistant, permeable or impermeable, hydrophobic or hydraulic, soft or abrasive. Producers of these fabrics include companies such as DuPont, Kimberly-Clark and Dow Chemical.

    Manufacturers, like the Company which convert nonwoven fabric into specific products are commonly referred to as "converters". The medical nonwoven market is serviced by over 50 such companies, including multinational giants such as Baxter International, Johnson & Johnson, Kimberly-Clark and Proctor & Gamble, as well as a sizable number of smaller businesses. Baxter International is estimated to produce approximately 33% of all medical nonwoven products, Johnson & Johnson 16% and Kimberly-Clark 12%. In other words, three companies alone are estimated to control over 60% of the total market for nonwoven products. Proctor & Gamble's presence in the medical nonwoven market is also significant in size (estimated at 9% of the market) but limited to its diaper product line.

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

    The significant threats to the growth in annual sales of medical nonwoven items are issues of cost and concerns over the environment. While proponents argue that the true, overall cost of using disposable products is lower than the cost of reusable materials, (when all factors are taken into consideration), nonwoven products can appear to be the more expensive of the two alternatives. Furthermore, the cost of nonwoven products has been rising as a result of increases in manufacturing costs of such fabrics. The medical sector, and in particular the hospital industry, has been subjected to intense pressure from the government, insurers and others to control seemingly runaway costs of health care (which accounts for approximately 11% of the gross national product). These factors have reduced gross profit margins of nonwoven suppliers and adversely affected overall profitability. In the environmental area, concern has been growing in recent years over the effect of the widespread use of disposable products made from non-biodegradable plastics (a category which presently includes most medical nonwoven products) on the environment, and particularly on the dwindling capacity for solid waste disposal in the United States.

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

    With the announcement of the new OSHA regulations in December 1991, management elected to modify the design and materials used for many of its existing disposable products to comply with the standards required by these regulations. With the implementation of these regulations in July 1992, the Company has been able to meet the increased demand from hospitals and health care facilities which must comply with these new standards. Management expects the demand for these products to continue for the foreseeable future.

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

To date the Company has relied primarily on sales through Northeast based dealers, manufacturer's representatives and on "private label" agreements for the marketing of its products and sales by Company officers and employees. The Company's customer base also consists of firms with which the Company has "private label" arrangements and a number of direct end-users.

    The Company markets PDA products through a network of five independent manufacturers representative groups specializing in sales to the clean room distribution market, or sales to industrial users of clean room supplies. In addition, the Company maintains a small sales office facility in Asheville, North Carolina which is staffed by one full-time sales employee. The Asheville sales group handles sales to national and international accounts, house accounts and other similar customers of PDA.

    The Company is also represented by two of the largest distributors of industrial products and is featured in the national catalogue of one of the distributors. In addition, the Company advertises its PDA products in four or five industry magazines and sales representatives for PDA attend safety and clean room shows to offer PDA products.

    During fiscal 1999, the Company's two largest customers accounted for 30% and 6%, respectively, of its total annual net sales.


COMPETITION.

    The medical marketplace is an intensely competitive atmosphere for manufacturers of medical items made from fabrics, and is populated by over fifty suppliers ranging in size from multinational concerns like Baxter International, Johnson & Johnson and Kimberly-Clark to enterprises smaller in size than the Company. Certain of these companies, such as Baxter International and Kimberly-Clark, are also suppliers of the basic materials used by the Company in the manufacture of its products as well as being manufacturers or suppliers of finished products. At present, the Company purchases a portion of its raw materials from Kimberly-Clark and others. However, management believes that there are adequate alternative sources for the materials purchased from these suppliers so that a loss of any one source of supplies would not have a materially adverse impact upon the Company's operations. See "Suppliers".

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

    Also, while presently not significant in its present product line, sportswear items are equally subject to intense competition from very large and well known manufacturers, garment designers and smaller producers of similar apparel. The Company competes aggressively in these markets as well as on the basis of price, services and quality.

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

SUPPLIERS.

    The Company at present purchases its raw materials and fabric from several different suppliers. Management does not believe that there is or will be, in the near future, a significant shortage or inability to obtain adequate supplies of raw materials needed for its operations. Rather, the primary problem encountered by the Company has been, and is expected to be, the continued escalation in the costs of needed raw materials. High cost for fabric has already seriously impacted upon the Company's profit margins and continued increases in such costs could pose a serious threat to the competitiveness of all of its products, which is one primary reason that the Company is expanding into new areas such as reusable fabrics and other new products. See also "Competition".

EMPLOYEES.

    At present the Company employs a total of 55 persons, including two executive officers, seven employees in managerial or supervisory capacities, and 46 hourly production employees. As the Company implements the planned expansion of its operations it will require additional personnel, both skilled and unskilled. Although the Company believes that the personnel it will require are readily available at reasonable salary rates, no assurance can be given that it will be able to attract the type and quantity of employees its operations will require. Further, even if such personnel are available, no assurance can be given that they can be hired on terms favorable to the Company.

PRODUCTION FACILITIES.

    On July 21, 1998, the Company purchased for $600,000 its present office and manufacturing facility located at 2005 Beechgrove Place, Utica, New York which it now occupies. The property is a cinder-block building having approximately 43,500 square feet of office and manufacturing space situated on approximately
4.6 acres of land. The Company has now consolidated all of its executive offices and manufacturing operations within this single facility.

    The Company was previously paying $7,500 in rental for the facilities. Mortgage amortization and taxes will be approximately the same amount per month.

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

    Pursuant to the federal Food, Drug and Cosmetic Act and the regulation promulgated thereunder, a medical device is ultimately classified by the FDA as either a Class I, Class II or Class III device. Class I devices are subject to general controls which are applicable to all devices. Such controls include regulations regarding FDA inspection of facilities, "Good Manufacturing Practices", labeling, maintenance of records and filings with the FDA. Class II devices must meet general performance standards established by the FDA before they can be marketed and must adhere to such standards once on the market. Class III devices require individual pre-market approval by the FDA before they can be marketed, which can involve extensive tests to prove safety and efficacy of the device.

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

    Of the Company's present products, its gowns and sterilization wrappers are Class I devices for which the necessary approvals have been obtained. The Company's proposed sterilized products, on the other hand, would fall within the Class III category, in which case the Company would have to file a Pre-market Approval Application. Such application must be accompanied by extensive literature references and preclinical and clinical testing data. The FDA normally has 180 days to review a Pre-market Approval Application, during which time an independent advisory committee evaluates the Application and provides recommendations to the FDA. While the FDA has often responded to such Applications within the allotted time, there are many instances where the reviews have been more protracted, and a number of devices have never been cleared for marketing.

    Any products distributed by the Company pursuant to the above authorizations are subject to pervasive and continuing regulation by the FDA. All phases of the manufacturing and distribution process are governed by FDA regulation and each supplier of products to the Company must also have FDA approved products. Products must be produced in registered establishments and be manufactured in accordance with "Good Manufacturing Practices". All such devices must be listed periodically with the FDA as well. Labeling and promotional activities are subject to scrutiny by the FDA and in certain instances by the Federal Trade Commission. The export of devices is also regulated in certain instances.

    The mandatory Device Reporting ("MDR") regulation obligates the Company to provide information to the FDA on injuries alleged to have been associated with the use of a product or certain product failures which could cause injury. If due to FDA inspections, MDR reports or other information, the FDA believes that the Company is not in compliance with the law, the FDA can institute proceedings to detain or seize products, enjoin future violations, or assess civil and/or criminal penalties against the Company, its officers or employees. Any such action could disrupt the Company's operations for an undetermined time.

    In addition, numerous other federal and state agencies, such as environmental, hazard control, working conditions and other similar regulators have jurisdiction to take actions which could have a material adverse effect upon the Company's business.

    As discussed above, in January 1992, OSHA issued comprehensive new federal regulations aimed at establishing new protective standards to minimize occupational exposure to various blood borne pathogens such as Hepatitis and the HIV virus associated with AIDS. OSHA determined, after a four year study of the need for such regulations, that employees face a significant health risk as the result of occupational exposure to blood and other potentially infectious materials and concluded that this exposure can be minimized or eliminated using a combination of work practice controls, personal protective clothing and equipment, training and medical surveillance. Furthermore, there are 23 states with their own OSHA approved occupational safety and health plans which must now adopt a comparable standard within six months or amend their existing standard if it is not at least as effective as the federal standard. These new regulations are primarily aimed at the healthcare industry where, based upon published OSHA findings, between 2 and 2.5 million workers are presently at risk of infection.

    From the Company's point of view, these new regulations, which make mandatory in the healthcare industry the use of protective apparel, such as the products manufactured by the Company, are expected to have materially favorable impact upon the Company's sales during the foreseeable future. Although no assurances can be given, based upon sales of the new OSHA mandated products, management believes that the Company will continue to be a beneficiary of the increase in demand for products of this type for the foreseeable future. Management has begun development of new barrier gowns and similar protective apparel specifically designed to meet the requirements of the new OSHA regulations and has restructured its marketing plans to bring these new products to market.

INSURANCE.

    Due to the decrease in the number of insurance carriers willing to provide product liability insurance in the health care industry, product liability insurance availability has been significantly reduced and premiums have increased dramatically over recent years. At present, the Company maintains product liability insurance in the amount of $2,000,000. Although the Company intends to maintain such insurance coverage, there can be no assurance that the Company will be able to obtain insurance at reasonable premiums which it can afford in the future. The inability to continue such insurance could have a materially adverse effect upon the business, financial condition and future prospects of the Company. To date there have been no product liability claims against the Company.

ITEM 2. DESCRIPTION OF PROPERTIES.

FACILITIES.

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

    The Company also leases through its subsidiary (PDA), a small sales office facility in Asheville, North Carolina for one full time employee engaged in sales activities for PDA. In December 1999, the sales office in North Carolina was closed. Sales continued for the subsidiary from the Utica location through March 2000. As of April 1, 2000 the subsidiary discontinued operations and the remaining customers are now serviced by the Utica office.

ITEM 3. LEGAL PROCEEDINGS.

    The Company knows of no substantial litigation pending, threatened or contemplated, or unsatisfied judgments against it, or any substantial proceedings in which the Company is a party as of May 31, 1999, except as set forth below. The Company also knows of no legal actions pending or threatened or judgments entered against any officers or directors of the Company in their capacity as such, except for one pending suit brought in the Supreme Court of The State of New York, County of Oneida, against the Company and Anthony J. Liberatore by Edward Dyman, a former director of the Company. The suit was commenced on March 13, 1991 and alleges, in essence, that certain services were performed on behalf of the Company which were not properly compensated and seek money damages in the aggregate amount of approximately $1.1 Million. The plaintiff in this case has taken no action for more than three years. The Company has vigorously defended this suit, has interposed counterclaims against the plaintiff which seek money damages against Mr. Dyman in the sum of $5 Million in the aggregate. Based upon the opinion of Usher, Quiat & Usher, special litigation counsel, this suit is subject to good and non-frivolous defenses and management expects to prevail in its defense of the suit and expect to prevail with respect to its counterclaim. No adverse impact upon the Company or its operations is expected to result from the suit.

    Subsequent to the balance sheet date several of the Company's creditors commenced litigation for non-payment of amounts due them for invoices in the normal course of business which were unpaid. In June, 2000 the Company filed for bankruptcy protection under Chapter 11 of the Internal Revenue Code for its 100% wholly owned New York subsidiary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to the Company's stockholders during the fourth quarter ended May 31, 1999.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company sold an issue of Units consisting of Common Stock and Warrants in 1990. Trading in the Units commenced in September, 1999; however, the Company's Common Stock has traded separately from the Units since August 1991 and the last trading in the Units occurred on March 12, 1992. Trading in the Common Stock has been on a limited basis. The principal market on which the Company's securities are traded is the OTC Electronic Bulletin Board. The following tables show for the periods indicated the range of high and low bid quotes for the Common Stock of the Company which were obtained from the National Quotation Bureau and are between dealers, do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions. There is no present trading market for the Company's Units or issued Warrants:

                          COMMON STOCK TRADING HISTORY

    The Company' Common Stock is traded in the over-the-counter market on the OTC Electronic Bulletin Board. A summary of the trading history for the Company's Common Stock is as follows:

                                                       BID
                                                High         Low
     Quarter ended May 31, 1997                $0.29        $0.10
     Quarter ended August 30, 1997             $0.16        $0.15
     Quarter ended November 31, 1997           $0.105       $0.09
     Quarter ended February 28, 1998           $0.10        $0.115
     Quarter ended May 31, 1998                $0.175       $0.165
     Quarter ended August 31, 1998             $0.165       $0.07
     Quarter ended November 30, 1998           $0.95        $0.09
     Quarter ended February 28, 1999           $1.50        $0.3438
     Quarter ended May 31, 1999                $0.9375      $0.9063

    On May 31, 1999 the reported high bid price for the Company's Common Stock was $0.9375. The number of record holders of the Company's Common Stock on May 31, 1999 was 270. There currently are 14 market makers for the Company's securities.

    The Company has not paid any dividends. There are no plans to pay any cash dividends in the foreseeable future. The declaration and payment of dividends in the future, of which there can be no assurance, is determined by the Board of Directors based upon conditions then existing, including earnings, financial condition, capital requirements and other factors. There are no restrictions on the Company's ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

I. FINANCIAL CONDITION AND LIQUIDITY.

INTRODUCTION.

    As previously stated, the financial statements and the discussion which follows includes, on a consolidated basis, the assets,liabilities and operating results for Protective disposable Apparel Company, LLC ("PDA") which was acquired by the Company in October, 1996 as a 65% owned subsidiary. Inter-company balances have also been eliminated in the consolidation.

(a) FINANCIAL CONDITION.

ASSETS:

    Total assets decreased by $1,330,439 at May 31, 1999 when compared to May 31, 1998, a decrease of 42.4%. The decrease in assets occurs mainly from a large decline in accounts receivable and inventory which decreased by $395,785 and $1,006,940, respectively. The Company also saw a decrease in other assets of notes receivable, deferred offering expense, deferred income taxes and investment in affiliated companies totalling approximately $407,000 which were expensed during the year. Cash decreased by $24,700 as compared to 5/31/98 and prepaid expenses decreased by $57,200 from the same period.

    These decreases were offset by an increase in property and equipment of $620,000 consisting of the purchase of the Company's office/warehouse facility and approximately $84,000 of manufacturing equipment. These purchases were financed through long-term debt. See liabilities section.

    A comparison of certain significant tangible assets of the Company for the three fiscal years ended May 31, 1999 is as follows:

                           1999            1998            1997
                           ----            ----            ----
     Cash              $    5,429      $   31,905      $  233,330
     Receivables          245,367         641,152         455,376
     Inventory            565,380       1,572,320       1,456,990
     Net Property
       & Equipment        896,513         332,310         326,662
                       ----------      ----------      ----------
                       $1,712,689      $2,577,687      $2,475,358
                       ==========      ==========      ==========

    This comparison shows a further decline in cash for 1999 compared to 1998 because of paying down the factoring line and the decrease in availability of cash due to decreased sales for the year. The comparison also shows a decrease in accounts receivable and inventory and an increase in property and equipment reflecting the purchase of the office/warehouse building and some new manufacturing equipment.

    The decrease in inventory coincides with the decrease in business from the year ended May 31, 1998, a decrease in revenues of approximately 38% and the write down of inventory to net realizable value and the write-off of obsolete inventory. At the end of the third quarter (February 28, 1999) inventory was $1,384,629.

    The decrease in accounts receivable of 62% from May 31, 1998 levels is largely due to the decreased sales at the Company's subsidiary where sales dropped off dramatically after the departure of the main sales person.

    Receivables decreased by approximately 41% from the quarter ended February 28, 1999, also due to the situation of the subsidiary.

    Cash in 1997 increased because the Company made a decision in that year to accumulate cash to use as a down payment for the purchase of the building occupied by the Company and to cover closing costs. While this purchase was not concluded during the 1998 fiscal year, closing expenses did occur in that period. The building was purchased during the first quarter of 1999, in July of 1998. As previously stated, management believes that the building purchase will result in the significant savings in terms of rent for future operations. In addition, the exercise of options in 1997, contributed to increases in cash during that year. Similar purchases of securities did not occur during 1998 and 1999.

    In 1998, the Company replaced its high cost factoring arrangements and replaced this financing with a more reasonable receivables financing agreement which resulted in reduced interest expense for 1997 and 1998. However, in 1999 the Company experienced a shortfall of cash due to the sales declines of its subsidiary and due to late charges and late payments the Company found its interest expense increasing once again.

    Comparison of quarter ended February 28, 1999 and the year ended May 31, 1999.

    The main difference in total assets between third quarter ended February 28, 1999 and the year ended May 31, 1999 is the large writedown and write-off of inventory including obsolete items and inventory held by other suppliers.

LIABILITIES:

    An increase in the current portion of long-term debt and a reduction in notes payable represent the most significant changes in liabilities of the Company when compared to the year ended May 31, 1998. The decrease in notes payable reflects the paydown by the Company on its credit line while the increase in the current portion of long-term debt reflects the increased borrowing for the purchase of the office and warehouse facility and a new piece of manufacturing equipment.

    These differences are not as marked when comparing the end of the third quarter, February 28, 1999 with the year end except that the reduction in notes payable was offset by an increase in officers loans in the fourth quarter.

    Total current liabilities for the year ended May 31,1999 decreased by $324,397 as compared to the year ended in 1998 due to the paydown of the credit line through the increase in officers loans. At the end of the third quarter, total current liabilities were $1,419,214 which was $50,888 higher than the year ended May 31, 1999 and $273,509 lower than the year ended May 31, 1998. These increases at February 28, 1999 were principally due to higher amounts in notes payable.

    Liability for payroll taxes varies with the number of employees at any given time and the date upon which the year end falls. There was not a significant change in this account for the period from May 31, 1998 to May 31, 1999.

    The Company's deficit of $(1,892,423) for 1999 shows a marked increase to the deficit of $(910,103) for 1998. This compares with a deficit of $(916,057) for 1997. See "Results of Operations."

    See "Results of Operations" for additional information. For information regarding liquidity, see Subparagraph (b) "Liquidity" below. For additional information relating to the financial condition of the Company, also see "Inflation" and "Trends Affecting Liquidity, Capital Resources and Operations."

(b) LIQUIDITY.

    The Company did not have sufficient liquid assets to meet its obligations at the end of fiscal 1999. Working capital at May 31, 1999 was $(525,497) compared to $636,524 in 1998 a decrease of $(1,162,021). Working capital at the end of the third quarter, February 28, 1999 was $559,357 resulting in a decrease of $(1,084,854) in the fourth quarter. The decrease was mainly due to the aforementioned writedown of inventory. The increase in working capital in 1998 occurred even though the Company had higher cash demands during the last quarter of 1998 in connection with the paydown of accounts payable and demands from the closing of the building purchase.

    Principal short-term liabilities at May 31, 1999 were $750,839 in payables, short term note obligations of $375,105 and accrued expenses and taxes of $124,986 for a total of $1,250,930. Against this total, in 1999 the Company had liquid current assets of $5,429 cash, inventory of $565,380 and receivables of $245,367 for a total of $816,176.

    During the year management was notified by its credit line source that they desired to curtail the line of $850,000. The Company's balance at May 31, 1998 was $718,291 and at May 31, 1999 the balance was $370,239. Approximately 68% of the paydown of the line was financed by officers loans and the balance through operations.

    Management has been seeking various financing alternatives and ways to raise capital. In December, 2000 the Company entered into an agreement with Life Energy and Technology Holdings, ltd. whereby the Company would be acquired and as a result have the resources to continue operations. See the notes to the financial statements, item 1.

    The principal source of funds for the Company's operations during fiscal 1999 has been from operating revenues and proceeds from long-term debt and officers loans, as reflected in the Company's financial statements.

II. RESULTS OF OPEATIONS.

    In fiscal 1999 the Company had net sales of $2,318,176 compared to net sales of $3,715,487 in 1998 and $3,421,452 in 1997. This is a decrease of $1,397,311 compared to 1998 or approximately 38% and a decrease of $1,103,276 or approximately 32% compared to 1997.

    The decrease in revenues this year when compared to last year is due mainly to the drop in sales of the Company's North Carolina subsidiary. This in turn was caused by the loss of the main sales person and the resultant loss of several key customers. The Company was not able by year end to make up the loss of these sales in other areas.

    The Company also continued to eliminate sales which were not profitable during the fiscal year ended May 31, 1999. This accounted for a drop in sales of the New York location of approximately 8% during the year.

    The Company introduced "sonic sealed" garments which are garments produced by a sonic sealing or welding process, manufactured by ultrasonic equipment which essentially changes the molecular structure of the material being made to form a complete and impenetrable seal at the point of closure. No heat is used or necessary for this process. These garments are fluid and chemical resistant and are used primarily in chemical and nuclear work. It is expected that these products will contribute to sales during the current fiscal year.

    The shift, beginning in 1996 to private label work has been essentially discontinued as the Company assumed additional responsibility for the manufacture of PDA's products and required additional manufacturing capacity for its own products.

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

    There were no significant contributions to revenues from the sale of the "Rigg" (a sling designed to hold basketballs, soccer balls and baseballs, among other things, allowing free use of the hands and arms) a non-medical product offered for consumer use beginning in 1995 and the Company has now written off the related inventory and will no longer sell this item.

    For additional information see Item 1. "Description of Business."

    Cost of sales expressed as a percentage of sales for 1999 was 118% compared to 67.8%. The negative gross profit is due to the writedown of certain finished goods to net realizable value and the write off of obsolete inventory, including inventory housed at the Company's Mexico and Haiti suppliers facilities.

    It should be remembered that the cost of sales increased last year to 73.8% with the introduction of PDA products as part of the Company line. Management pointed out that the PDA products were initially introduced at a higher cost basis than the Company's products. Costing analysis and immediate action was taken to correct these differences but with the sudden departure of PDA's main sales person and the resultant loss of subsidiary business, sales are not expected to reach 1998 levels next year.

    Additional efficiency was gained from the fact that PDA's warehouse was moved to the Company's plant in Utica, new York during the fiscal year and by undertaking to manufacture more than half of PDA's products which were previously purchased items.

    Gross profits for 1999 were lower by $1,613,900 than gross profits for 1998 (i.e. $(417,322) in 1999 compared to $1,196,578 for 1998) on net sales of
$2,318,176 compared to net sales of $3,715,487 for 1998. Expressed as a percentage of net sales, gross profits were (118%) of net sales for 1999 compared to 32.2% of net sales for 1998. The decrease occurs because of the aforementioned writedowns and writeoffs of inventory.

    Selling, general and administrative expenses were 49.7% of net sales for 1999 compared to 31.3% of net sales for 1998. The higher percentage for 1999 is a direct reflection of the lower revenues the Company experienced during the year due to the lower sales by its subsidiary. Also included are one time charges totalling approximately $329,000 for prepaid expenses deferred affecting costs, notes receivable and deferred income taxes. The Company had a loss from operations of $(1,569,542) for May 31, 1999 as compared to income from operations for May 31,1998 of $83,330.

    Financing costs for 1999 in the form of interest expense increased to $195,450 compared to $129,578 for 1998. This, of course, reflects increased borrowing during 1999 in connection with the purchase of the building.

Net loss for 1999 was $1,892,423 compared to net income of $5,954 for 1998.
This is a dramatic decrease from 1998 of $1,898,000 and is due mainly from the reduced sales of $889,000 of the Company's subsidiary and by the writedowns and writeoffs of inventory as previously stated and the one time charges of selling, general and administrative expenses mentioned above.

    For information with respect to the possible effect of future trends on operations, see the discussion under the caption "Trends Affecting Liquidity, Capital Resources and Operations."

Third quarter ended February 28, 1999 compared with fourth quarter ended May 31, 1999.

    Net sales for the three months ended February 28, 1999 were $365,153 which is 21% lower than net sales for the fourth quarter (i.e. three months ended May 31, 1999) of 4441,517. This is due primarily to the fact that most of the orders taken for sales in the fourth quarter came early enough for shipments to be made in that quarter, while normally many of the orders taken in the fourth quarter are shipped in the first quarter of year ended 2000.

    Net sales at February 28, 1999 were also lower than the $2,612,952 reported revenues for the third quarter ended February 28, 1998.

    Cost of sales in the third quarter expressed as a percentage of net sales was 77.6% which compares with 75.6% for the same period in 1998 and reflects the correction of problems encountered with assimilating PDA's products into the Company's line as previously discussed in the Company's 10-KSB report for May 31, 1997. This compares with a cost of sales percentage of (118%) for the year ended May 31, 1999, and reflects the inventory writedowns and writeoffs included at the year end.

III. CAPITAL RESOURCES.

    On July 21, 1998 the Company acquired its plant facility in Utica, New York for a purchase price of $600,000. As part of the agreement to purchase the building, all back rent (the Company was withholding rent for repairs) except for $50,000 was forgiven. The Company was paying $7,500 per month for rental of this facility.

    During the fiscal year ended May 31, 1999, the Company purchased manufacturing equipment in the amount of $84,000. The Company does not presently anticipate the allocation of any significant additional resources for machinery and equipment purchases. Any such commitments will be dependent on demand for the delivery of products under new or increased orders and will primarily be purchased in cooperation with New York State financing programs, leasing programs or bank financing without committing substantial cash assets. Future conditions, such as successful equity financing efforts, may change this position.

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

    Some disposable products offered by the Company are made from plastic based materials which have raised concern among environmental groups over their proper disposal. Although management believes that such concerns are, in many cases, valid, it is also believed that these concerns must be balanced with safety provided by these products against infectious diseases such as AIDS, hepatitis and others. This belief has recently been reinforced by the new, comprehensive safety regulations issued by the Occupational Safety and Health Administration
(OSHA) which require extensive new measures to combat the spread of infection and disease in many industries which had not previously required such measures. Most importantly, from the point of view of the Company, are the requirements for protective apparel such as that manufactured by the Company. Management believes that the regulations, which are now fully implemented, will increase demand for the Company's products and significantly expand the Company's markets. Based upon recent increased orders, management believes that most significant among these new markets for its products will be hospitals looking to comply with the new OSHA regulations, emergency service industries, including police, fire and ambulance services, who are routinely exposed to unusually high risk of infectious diseases and physicians.

    Nevertheless, the requirements relating to proper disposal of plastic-based garments is still in question and the Company cannot predict the outcome of any future regulations relating to these matters. Any changes in manufacturing or disposal requirements could result in higher manufacturing costs and less profitability for the Company or, perhaps complete elimination, which could have a substantially negative impact on liquidity and capital resources in the future.

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

As new Company manufactured products under development are introduced, management believes that sales revenues will increase and, over the long term, will result in more stable sales and higher profit margins for the Company. In addition, the existence of the Occupational Safety and Health Administration
(OSHA) regulations are expected to continue to have a positive influence on the demand for the Company's products.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There have been no changes in and no disagreements with accountants on accounting and financial disclosure.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    The executive officers and directors of the Company and its wholly-owned subsidiary are as follows:


NAME                             AGE                   POSITION(S) HELD
ANTHONY J. LIBERATORE            56                    President, Chief
                                                       Executive Officer,
                                                       Chairman of the Board

MICHAEL A. LIBERATORE            33                    Vice President-Marketing,
                                                       Secretary-Treasurer and Director

WILLIAM F. MEOLA                 53                    Director

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


PROFILES OF OFFICERS AND DIRECTORS.

    ANTHONY J. LIBERATORE, a co-founder of Health-Pak, Inc., a New York corporation, ("Health") The Company's wholly owned subsidiary, has served as President, Chief Executive Officer and Chairman of the Board of directors of the Company since April 30, 1991. He has held the same positions with Health since its formation in April 1985. From May 1980 until formation of Health in 1985, Mr. Liberatore was employed as a senior procurement specialist by the Utica, New York based North American Division of International Computers Ltd., a British corporation. From 1970 until 1980, mr. Liberatore was general manager of Disposable Profiles/Spartan Healthcare Inc.("Disposable"), also based in Utica,

New York, a wholly-owned subsidiary of the Palm Beach Company of Cincinnati, Ohio, which manufactured and marketed nonwoven disposable products for the medical market. In his capacity as general manager of Disposable, Mr. Liberatore among other responsibilities, was charged with the development of that company's sterilized product line.

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

    WILLIAM F. MEOLA has been a Director of the Company since April 30, 1991 and has served as a Director of Health, the Company's wholly owned subsidiary, since May 1987. Since March, 1993, Mr. Meola has been employed as a registered representative with the Albany Savings Bank, Utica, new York. From September 1988 until March 1993, Mr. Meola was a self-employed financial consultant and also sales manager and a registered representative with the Prudential Insurance Company. From January to September 1988, Mr. Meola was employed as an Assistant Vice President and District Manager of the Dime Savings Bank of New York. From August 1982 until shortly before joining the Dime Savings Bank of New York, Mr. Meola was employed as Vice President of the SBU Insurance Agency of Utica New York. Prior thereto, from 1973 until 1982, Mr. Meola held various positions within the insurance and financial planning industry, owning and operating his own insurance agency from 1980 until its sale in 1982. Mr. Meola is a graduate of Utica College of Syracuse University, having received his Bachelor of Science Degree in Biology.

PART III

ITEM 10.  EXECUTIVE COMPENSATION.

    The following table sets forth information relating to the remuneration received by officers and directors of the Company. At present, directors are not compensated for their services as directors, except for the reimbursement of any out-of-pocket expenses incurred in the performance of their duties. All information set forth herein relates to Health, the Company's wholly owned subsidiary.

    During the periods ended May 31, 1999 and May 31, 1998, the following remuneration was paid to the officers and directors of the Company: Annual
Compensation:


                                    Annual
                                Compensation             Long Term         All Other
Name and Position        Year      Salary      Bonus    Compensation    Compensation (1)
-----------------        ----      ------      -----    ------------    ----------------
Anthony Liberatore       1999     $58,211      None         None            $14,250
President                1998      85,000      None         None             14,250

Michael Liberatore       1999      48,259      None         None              1,261
Vice President           1998      55,000      None         None              1,261


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth at May 31, 1999, the stock ownership of each person known by the Company to be a beneficial owner of five per cent (5%) or more of the Company's Common Stock and by all officers and directors, individually and as a group:

                               Number     Percentage
                            of Shares        of
Name                         Owned (1)     Class (1)
----                        ---------     ---------
Anthony J. Liberatore(1)      221,628       15.20%
Elizabeth Liberatore (2)       49,810        3.42%

Officers & Directors as
a group (3 persons) (1)       308,476       21.16%

    (1) This number includes 122,711 shares of Common Stock held beneficially by Anthony J. Liberatore; 49,810 shares owned beneficially by Elizabeth Liberatore, wife of Anthony J. Liberatore; and a total of 49,107 shares of Common Stock owned beneficially by two shareholders who have granted to Anthony
J. Liberatore a voting trust agreement, permitting Mr. Liberatore to exercise voting rights over the shares. Anthony J. Liberatore disclaims any beneficial interest in any of the foregoing shares of Common Stock except those shares registered in his name. All of the shares of Common Stock reported herein under Mr. Liberatore's name have been integrated with his shares for computation of the share ownership of Officers and Directors as a group.

    (2) Elizabeth Liberatore is the wife of Anthony Liberatore, President of the Company. Mrs. Liberatore's shares are integrated with shares reported as owned by Anthony J. Liberatore.

PART IV

ITEM 12.  EXHIBITS AND REPORTS ON FORM 8-K

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

    11. Statement re: computation of per share earnings, See "Financial Statements - Statement of Operations and Note 18."

    21. Subsidiaries of the Registrant. Filed as an Exhibit to Form 10-KSB for the year ended May 31, 1995 and incorporated herein by reference.

    23(a). Consent of Zeller Weiss & Kahn LLP, Certified Public Accountants, filed previously as Exhibit 24(a) to the Registrants S-1 registration statement under SEC file No. 33-43230 and incorporated herein by reference.

    23(b). Consent of Usher Quiat & Usher, litigation counsel for the Registrant, filed previously as Exhibit 24(b) to the Registrants S-1 registration statement under SEC file No. 33-43230 and incorporated herein by reference.

    (b) Form 8-K filings: None filed during last quarter of the fiscal year ended May 31, 1999. On November 21, and again on December 7, 2000 the Company filed Forms 8-K announcing an agreement and plan of reorganization was entered into with Life Energy and Technology Holdings Company, Ltd., whereby Health Pak, Inc. would acquire all of the common stock of Life Engerg and Technology Holdings Company, Ltd. in exchange for shares of its own stock. At the conclusion of the transaction Health Pak, Inc. will change its name to Life Energy and Technology Holdings Company, Ltd. and management of Life Energy and Technology Holdings Company, Ltd. will assume control of Health Pak, Inc. These filings are incorporated herein by reference.

                         HEALTH-PAK, INC. AND SUBSIDIARY

                             YEAR ENDED MAY 31, 1999


                                    CONTENTS

                                                                        Page
Independent auditors' report                                             F-2


Consolidated financial statements:

  Balance sheet                                                          F-3

  Statement of income (loss)                                             F-4

  Statement of shareholders' equity (deficiency)                         F-5

  Statement of cash flows                                                F-6

Notes to consolidated financial statements                            F-7 - F-14

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Health-Pak, Inc. and subsidiary
Utica, New York

     We have audited the accompanying consolidated balance sheet of Health- Pak, Inc. and Subsidiary as of May 31, 1999, and the related consolidated statements of income (loss), shareholders' equity (deficiency), and cash flows for the years ended May 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health-Pak, Inc. and Subsidiary as of May 31, 1999, and the results of its operations, shareholders' equity and its cash flows for the years ended May 31, 1999 and 1998 in conformity with generally accepted accounting principles.

December 7, 2000
Mountainside, New Jersey

                         HEALTH-PAK, INC. AND SUBSIDIARY

                    CONSOLIDATED BALANCE SHEET - MAY 31, 1999

                                     ASSETS

Current assets:
  Cash                                                                           $    5,429
  Receivables, factored, net of allowance of $11,000                                245,367
  Inventory                                                                         565,380
  Prepaid expenses                                                                   26,653
                                                                                 ----------
     Total current assets                                                           842,829
                                                                                 ----------
Property and equipment:
  Land                                                                              120,000
  Building                                                                          414,627
  Machinery and equipment                                                           401,351
  Leasehold improvements                                                            133,598
  Office equipment                                                                  110,130
  Automotive equipment                                                               21,021
                                                                                 ----------
                                                                                  1,200,727
  Less accumulated depreciation                                                     304,214
                                                                                 ----------
                                                                                    896,513
                                                                                 ----------
Other assets:
  Deposits                                                                              241
  Loan acquisition fees and costs, net of amortization                               43,379
  Cash surrender value, officers' life insurance                                     24,937
  Officers' loan                                                                      1,200
                                                                                 ----------
                                                                                     69,757
                                                                                 ----------
                                                                                 $1,809,099
                                                                                 ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Current portion of long-term debt                                              $  117,396
  Notes payable                                                                     375,105
  Accounts payable                                                                  750,839
  Payroll and sales tax payable and accrued expenses                                124,986
                                                                                 ----------
    Total current liabilities                                                     1,368,326
                                                                                 ----------
Long-term debt, net of current portion                                              635,055
                                                                                 ----------
Loans payable, officers                                                             215,299
                                                                                 ----------
Shareholders' equity (deficiency):
  Preferred stock, 5,000,000 shares authorized, none issued
  Common stock, .002 par value 20,000,000 shares
   authorized, 1,457,667 shares issued and outstanding                                2,915
  Common stock subscriptions, unissued                                               56,781
  Additional paid in capital                                                      2,333,249
  Deficit                                                                        (2,802,526)
                                                                                 ----------
                                                                                   (409,581)
                                                                                 ----------
                                                                                 $1,809,099
                                                                                 ==========

                 See notes to consolidated financial statements.

                         HEALTH-PAK, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF INCOME (LOSS)

                        YEARS ENDED MAY 31, 1999 AND 1998

                                                                                        1999                1998
                                                                                        ----                ----
Net sales                                                                            $2,318,176         $3,715,487
Cost of sales                                                                         2,735,498          2,518,909
                                                                                     ----------         ----------
Gross profit                                                                           (417,322)         1,196,578
Selling, general and administrative expenses                                          1,152,220          1,113,248
                                                                                     ----------         ----------
Income (loss) from operations                                                        (1,569,542)            83,330
                                                                                     ----------         ----------
Other income and expenses:
  Gain (loss) on investment in unconsolidated
   subsidiary                                                                          (135,027)             4,390
  Interest expense                                                                     (195,450)          (129,578)
                                                                                     ----------         ----------
                                                                                       (330,477)          (125,188)
                                                                                     ----------         ----------
Loss before minority interest                                                        (1,900,019)           (41,858)
Minority interest in loss of consolidated
 subsidiary                                                                              11,278             50,751
                                                                                     ----------         ----------
Income (loss) before taxes                                                           (1,888,741)             8,893
Income taxes                                                                              3,682              2,939
                                                                                     ----------         ----------
Net income (loss)                                                                   ($1,892,423)        $    5,954
                                                                                     ==========         ==========
Net income (loss) per common share:
  Basic                                                                             ($     1.75)        $     0.00
                                                                                     ==========         ==========
  Fully diluted                                                                     ($     1.75)        $     0.00
                                                                                     ==========         ==========
Weighted average number of common shares
 outstanding:
  Basic                                                                               1,080,407          1,032,667
                                                                                     ==========         ==========
  Fully diluted                                                                       1,080,407          1,137,672
                                                                                     ==========         ==========

                 See notes to consolidated financial statements.

                         HEALTH-PAK, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                        YEARS ENDED MAY 31, 1998 AND 1999



                                                  Common stock          Common        Capital       Retained
                                              number of $.002 par       stock        in excess      earnings
                                             shares         amount   subscriptions   of par val.    (deficit)     Total
                                             ------         ------   -------------  -----------      -------      -----
Balance at May 31, 1997                   1,032,667        $2,065                    $2,333,249  ($1,051,557)   $1,283,757
Prrior period adjustment for
 forgiveness of rent                                                                                 135,500       135,500
                                         ----------        ------                   ----------  -----------     ----------

Balance at May 31, 1997 as restated       1,032,667         2,065                    2,333,244     (916,057)     1,419,257

Net income for year ended May 31, 1998                                                                 5,954         5,954
                                         ----------        ------                    ----------  -----------     ----------

Balance at May 31, 1998                   1,032,667         2,065                     2,333,249     (910,103)    1,425,211
                                         ----------        ------                   ----------  -----------     ----------

Common stock subscribed                                                 $56,781                                     56,781

Common stock issued for consulting
 services                                   425,000           850                                                      850

Net loss for year ended May 31, 1999                                                              (1,892,423)   (1,892,423)
                                         ----------        ------       -------      ----------  -----------     ----------

Balance at May 31, 1999                   1,457,667        $2,915       $56,781      $2,333,249  ($2,802,526)    ($409,581)
                                          =========        ======       =======      ==========  ===========     ==========


                 See notes to consolidated financial statements.

                         HEALTH-PAK, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                        YEARS ENDED MAY 31, 1999 AND 1998

                                                                     1999                1998
                                                                     ----                ----
Operating activities:
  Net income (loss)                                              ($1,892,423)        $   5,954
  Adjustments to reconcile net income to cash provided by
   operating activities:
    Depreciation                                                      55,797            38,941
    Amortization                                                     118,719            18,515
    Common stock issued for consulting services                          850
    Offset of note receivable for purchases                           89,039
    (Gain) loss on investment in unconsolidated
     subsidiary                                                      135,027            (4,390)
    Minority interest in loss of consolidated
     subsidiary                                                      (11,278)          (50,751)
    Changes in operating assets and liabilities:
      Accounts receivable                                            395,785          (185,776)
      Inventory                                                    1,006,940          (115,330)
      Prepaid expenses                                                43,820            16,779
      Deferred income tax                                             83,115
      Accounts payable                                               (60,891)           32,663
      Accrued expenses                                                26,477            14,005
      Deposits and loan fees                                          32,647             2,778
                                                                 -----------         ---------
      Net cash provided by (used) in operating activities             23,624          (226,612)
                                                                 -----------         ---------
Investing activities:
  Purchase of property and equipment                                (620,000)          (41,589)
  Officers' life insurance                                             9,005            (7,182)
                                                                 -----------         ---------
      Net cash used in investing activities                         (610,995)          (48,771)
                                                                 -----------         ---------
Financing activities:
  Proceeds from deposits for common stock                             56,781
  Proceeds from long-term debt                                       731,351
  Proceeds from notes payable                                                          231,347
  Proceeds from officer's loan                                       215,299
  Payment of notes payable                                          (355,070)          (16,165)
  Payment of long-term debt                                          (41,535)          (17,105)
  Payment of financing costs                                         (45,931)
                                                                 -----------         ---------
      Net cash provided by financing activities                      560,895           198,077
                                                                 -----------         ---------
Net decrease in cash                                                 (26,476)          (77,306)
Cash, beginning of period                                             31,905           109,211
                                                                 -----------         ---------
Cash, end of period                                               $    5,429         $  31,905
                                                                 ===========         =========
Supplemental disclosures and cash flow information:
  Cash paid during the year for:
    Interest                                                      $  192,157         $ 129,578
                                                                 ===========         =========
    Income taxes                                                  $    2,673         $       0
                                                                 ===========         =========

                 See notes to consolidated financial statements.

                         HEALTH-PAK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization of the company:

    The Company originally named "Morgan Windsor, Ltd." was incorporated in the State of Delaware on December 28, 1987 as a "blind pool". The only operations of the Company at that time were to structure a public offering of its securities. Thereafter the company began to search for a viable business opportunity.

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

    The Company owns manufacturing facilities in Utica, New York, has product manufactured in Mexico and to a lesser extent, Haiti. The Company's sales are spread throughout the United States.

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

   Property and equipment:

    Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method over the following useful lives:

                                                Years
                                                -----
     Building                                    39
     Machinery and equipment                     10
     Leasehold improvements               19, 31-1/2 and 39
     Automotive equipment                         5
     Office equipment                            10

    Expenditures for major renewals and betterments that extend the useful lives of the property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

   Per share amounts:

    Net earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Fully diluted and primary earnings per common share are the same amounts for the years presented.

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

   Long-lived assets:

    The Company has adopted Statement of Financial Accounting Standards (SFAS)
     No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or the remaining balance may not be recoverable. As of May 31, 1999, management believes that no revision to the remaining useful lives or write- down of long-lived assets is required.

   Intangible assets:

    Intangible assets consist of deferred financing and offering costs at May
     31, 1998, and loan acquisition costs at May 31, 1999. The deferred financing and offering costs have been fully amortized as of May 31, 1999. The loan acquisition costs are being amortized over the life of the loan. Intangible assets are being amortized on a straight-line method based on the estimated lives noted below. Deferred financing costs are being amortized over the life of the respective contracts and agreements.

    Amortization expense for intangible assets was $18,515 and $118,719 for the years ended May 31, 1999 and 1998, respectively.

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

   Fair value of financial instruments:

    The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt instruments. The book values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values. None of the Company's debt instruments that are outstanding as of May 31, 1999 have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values. See Notes 7, 8, 9 and 10 for the terms and carrying values of the Company's various debt instruments.

   Net loss per common shares:

    The Company adopted SFAS No. 128 "Earnings Per Share" as of May 31, 1999. In accordance with SFAS No. 128, prior period earnings per share amounts have been restated to conform with SFAS No. 128. SFAS No. 128 requires basic earnings per share which is computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding and diluted earnings per share which reflects the dilutive effect of common stock equivalents such as stock options and warrants, unless the inclusion would result in antidilution. Inclusion of the common stock equivalents in the diluted net loss per share calculation would be antidilutive and therefore such shares are not included in the calculation.

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

   Major customer:

    The Company maintains sales levels with a customer which comprises more than 10% of yearly sales. If this sales level were to change, it could have a significant impact on the Company's operations.

                         HEALTH-PAK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Restated information:

    The weighted average number of shares for the prior year May 31, 1998 have been restated for the purpose of comparison on the statement of income
     (loss) to reflect the 15:1 reverse split which occurred in January, 1999.

5.  Inventories:

    Inventories consist of:

                                        May 31
                                         1999
                                         ----
Raw materials                         $361,843
Finished goods                         203,537
                                      --------
                                      $565,380
                                      ========



6.  Notes payable:

                                              Rate        Amount    Maturity
                                              ----        ------    --------
Credit line, Foothill Capital
    Corporation                      (a)     10.75%     $370,239
Note payable, Waste Mgmt. of N.Y.    (b)        10%          614    June, 1999
Note payable, Resource Capital Corp. (c)        10%        2,335    March, 2000
Note payable, Resource Capital Corp. (d)        10%        1,166    September, 1999
Note payable, Resource Capital Corp. (e)        10%          751    July, 1999
                                                        --------
                                                        $375,105
                                                        ========


(a) The Company opened a line of credit with Foothill Capital Corporation in September 1996. The loan ceiling amount is based on a percentage formula of eligible accounts receivable and inventory. The rate of interest at May 31, 1999 was 10.75%.

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

                         HEALTH-PAK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Long-term debt:


                                              Rate        Amount    Maturity
                                              ----        ------    --------
Note payable, Manifest Group         (a)        10%        7,380    July, 1999
Note payable, City of Utica          (b)         3%      145,167    June, 2005
Note payable, bank                   (c)  Prime +2%      243,055    November, 2013
Note payable, bank line of credit    (d)      11.5%       41,588    May, 2001
Note payable, U.S. SBA               (e)      5.85%      243,603    December, 2018
Note payable, Acclaim Leasing        (f)        10%       71,658    November, 2001
                                                        --------
                                                         752,451
Less current portion                                     117,396
                                                        --------
                                                        $635,055
                                                        ========


(a) Note payable is collateralized by equipment with a cost of $20,064. The note is payable in installments of $492 per month including interest.

(b) Note payable is collateralized by machinery, equipment, furniture and fixtures, inventory and accounts receivable. The note is payable in installments of $1,982 per month including interest.

(c) Note payable is collateralized by real estate. The note is payable in principal installments of $1,389 per month plus interest.

(d) Note payable is collateralized by accounts receivable, machinery, equipment, inventory, intangibles and chattel paper. The note is payable in principal installments of $1,347 per month plus interest.

(e) Note payable is collateralized by real estate. The note is payable in monthly installments of $2,078 including interest and loan fees.

(f) Note payable is collateralized by equipment with a cost of $84,351. The note is payable in installments of $2,599 including interest.

Maturities of long-term debt as of May 31, 1999 are as follows:

                       Year                     Amount
                       ----                     ------
                  May 31, 2000                $117,396
                  May 31, 2001                  89,963
                  May 31, 2002                  62,498
                  May 31, 2003                  46,914
                  May 31, 2004                  48,079
                  Thereafter                   270,205
                                              --------
                                              $635,055
                                              ========

                         HEALTH-PAK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Income taxes:

    No provision for deferred income taxes has been provided due to the Company entering into Chapter 11 bankruptcy in June, 2000, as described in Note 12.

9.  Stockholders' equity:

    During the year the Company received a deposit for the purchase of 265,000 shares of common stock from a prospective new shareholder. The Company did not have shares available to give to the prospective buyer. As a goodwill gesture, existing shareholders transferred shares to the new shareholder. Subsequent to the balance sheet date, new shares were issued to replace those shares transferred by those existing shareholders.

10. Preferred stock:

    In April 1999, the Company authorized through an amendment to the Certificate of Incorporation, 5,000,000 shares of preferred stock.

11. Employment contracts:

    The Company has no employment contracts. Further, it has no retirement, pension or profit sharing plan covering its officers or directors.

12. Related party transactions:

    Officers loans are unsecured and non-interest bearing. Officers have indicated that they will not be repaid in the current year.

13. Earnings per share:

                                                                          May 31, 1998
                                                   May 31, 1999            as restated
                                                   ------------           ------------
Number of shares:

Weighted average shares outstanding, basic            1,080,407              1,032,667

Assumed conversion of stock options                           -                105,005
                                                      ---------              ---------

Fully diluted                                         1,080,407              1,137,672
                                                      =========              =========


    The conversion of stock options was not assumed for the year ended May 31, 1999 as the effect would be antidilutive.

                         HEALTH-PAK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Subsequent events:

    In June 2000, the Company declared bankruptcy under Chapter 11 of the Internal Revenue Code for its 100% wholly owned New York subsidiary.

    In December 2000, the Company entered into an agreement of reorganization whereby Health-Pak, Inc. would acquire all of the common stock of Life Energy and Technology Holdings, Ltd. in exchange for shares of its own common stock. At the conclusion of the transaction, Life Energy and Technology Holdings, Ltd. will become a wholly-owned subsidiary of Health-Pak, Inc. Health-Pak, Inc. will then change its name to Life Energy and Technology Holding Company, Ltd and management of Life Energy and Technology Holdings, Ltd. will assume control of Health-Pak, Inc. after the closing.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HEALTH-PAK, INC.

Dated: December 22, 2000                     By:/s/Anthony J. Liberatore
                                                   Anthony J. Liberatore
                                                   President and Principal
                                                   Executive Officer

Dated: December 22, 2000                     By:/s/Michael A. Liberatore
                                                   Michael A. Liberatore,
                                                   Vice President, Treasurer,
                                                   Secretary, Principal
                                                   Financial and Accounting
                                                   Officer

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: December 22, 2000                     /s/Anthony J. Liberatore
                                                Anthony J. Liberatore
                                                President and Principal
                                                Executive Officer and
                                                Director

Dated: December 22, 2000                     /s/Michael A. Liberatore
                                                Michael A. Liberatore,
                                                Vice President, Treasurer,
                                                Secretary, Principal
                                                Financial and Accounting
                                                Officer, Director

Dated: December 22, 2000                     /s/William F. Meola
                                                William F. Meola
                                                Director

EXHIBITS

Exhibit 27 -- Financial Data Schedule

           Filed With

           Form 10-KSB

           HEALTH-PAK, INC.