Form 10QSB
period 1999-08-31
HEALTH PAK INC
filed 2001-01-05
CIK 840823

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                        --------------------------------

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        --------------------------------

                          Quarter Ended August 31, 1999

                       Commission File Number 33-24483-NY

                                HEALTH-PAK, INC.
             (Exact name of Registrant as specified in its Charter)


      Delaware                                   11-2914841
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification Number)

2005 Beachgrove, Utica, NY                       13501
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

YES X   NO
   ----   ----


Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at August 31, 1999

Common stock, $0.002 par value                         1,457,667

                                      INDEX

Part I.  Financial information

              Item 1.    Condensed Consolidated Financial Statements:

                         Balance sheet as of August 31, 1999                      F-2

                         Statement of income for three months ended
                         August 31, 1999 and 1998                                 F-3

                         Statement of cash flows for three months ended
                         August 31, 1999 and 1998                                 F-4

                         Notes to condensed consolidated
                         financial statements                                 F-5 to F-8


              Item 2.    Management's discussion and analysis of
                         financial condition


Part II. Other information

Signatures

Exhibits

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

        The following condensed consolidated financial statements have been prepared by Health-Pak, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934 as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the condensed consolidated financial statements include all adjustments (consisting only of adjustments of a normal, recurring nature) necessary to present fairly the financial information set forth therein. Operating results for the three month period ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ending May 31, 2000.

        These condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in Form 10-KSB for the year ended May 31, 1999.

                         HEALTH-PAK, INC. AND SUBSIDIARY

             CONDENSED CONSOLIDATED BALANCE SHEET - AUGUST 31, 1999


                                     ASSETS

Current assets:
  Cash                                                               $    17,973
  Receivables, trade, net of allowance of $11,000                        178,030
  Inventory                                                              495,800
  Prepaid expenses                                                        19,700
                                                                     -----------

    Total current assets                                                 711,503
                                                                     -----------

Property and equipment, net of depreciation                              881,933
                                                                     -----------

Other assets:
  Security deposits                                                          241
  Loan acquisition fees and costs, net                                    42,614
  Cash surrender value, officer's life insurance                          24,937
  Officer's loan                                                           1,200
                                                                     -----------

                                                                          68,992
                                                                     -----------

                                                                     $ 1,662,428
                                                                     ===========

               LIABILITIES AND SHAREHOLDERS'S EQUITY (DEFICIENCY)

Current liabilities:
  Current portion of long-term debt                                  $   124,542
  Notes payable                                                          326,014
  Accounts payable                                                       755,698
  Payroll and sales tax payable and accrued expenses                     142,242
                                                                     -----------

    Total current liabilities                                          1,348,496
                                                                     -----------

Long-term debt, net of current portion                                   612,786
                                                                     -----------

Officers loan payable                                                    215,299
                                                                     -----------

Shareholders' equity (deficiency):
  Preferred stock, 20,000,000 shares authorized, none issued
  Common stock, .002 par value 20,000,000 shares authorized;
   1,457,667 shares issued and outstanding                                 2,915
  Common stock subscriptions                                              56,781
  Additional paid in capital                                           2,333,249
  Deficit                                                             (2,907,098)
                                                                     -----------

                                                                        (514,153)
                                                                     -----------

                                                                     $ 1,662,428
                                                                     ===========

            See notes to condensed consolidated financial statements.

                         HEALTH-PAK, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                   THREE MONTHS ENDED AUGUST 31, 1999 AND 1998

                                                               1999              1998
                                                               ----              ----
Net sales                                                   $  393,355          $   804,853

Cost of sales                                                  306,159              496,123
                                                            ----------          -----------

Gross profit                                                    87,196              308,730

Selling, general and administrative
 expenses                                                      159,307              264,429
                                                            ----------          -----------

Income (loss) from operations                                  (72,111)              44,301

Interest expense                                                32,461               50,735
                                                            ----------          -----------

Loss before minority interest                                 (104,572)              (6,434)

Minority interest in loss of consolidated
 subsidiary                                                                           8,683
                                                            ----------          -----------

Net income (loss)                                           $ (104,572)         $     2,249
                                                            ==========          ===========

Earnings per common and dilutive common
 equivalent share:

  Basic                                                     $    (0.07)         $      0.00
                                                            ==========          ===========

  Fully diluted                                             $    (0.07)         $      0.00
                                                            ==========          ===========

Weighted average number of common shares and dilutive outstanding:

  Basic                                                      1,457,667            1,032,667
                                                            ==========          ===========

  Fully diluted                                              1,457,667            1,137,672
                                                            ==========          ===========

            See notes to condensed consolidated financial statements.

                         HEALTH-PAK, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                   THREE MONTHS ENDED AUGUST 31, 1999 AND 1998


                                                                        1999               1998
                                                                        ----               ----
Operating activities:
  Net income (loss)                                                  $(104,572)         $   2,249
  Adjustments to reconcile net income (loss)
   to cash provided by (used in) operating activities:
    Depreciation                                                        14,580             13,835
    Amortization                                                           765             28,334
    (Loss) on minority interest in consolidated
     subsidiary                                                                            (8,683)
    Changes in operating assets and liabilities:
      Accounts receivable                                               67,337            (30,165)
      Inventory                                                         69,580             26,677
      Prepaid expenses                                                   6,953             18,865
      Deposits and loan fees                                                                7,047
      Accounts payable                                                   4,859           (119,471)
      Accrued expenses                                                  17,142            (50,731)
                                                                     ---------          ---------

      Net cash provided by (used in)
       operating activities                                             76,644           (112,043)
                                                                     ---------          ---------

Investing activities:
  Purchase of property and equipment                                                     (604,679)
                                                                                        ---------

      Net cash used in investing activities                                              (604,679)
                                                                                        ---------

Financing activities:
  Proceeds from deposits on common stock                                                   55,359
  Proceeds from notes payable                                                               7,675
  Proceeds from long-term debt                                                            640,000
  Proceeds from officers' loan                                                             30,000
  Payment of long-term debt                                            (15,009)            (7,811)
  Payment of notes payable                                             (49,091)            (1,476)
  Payment of financing costs                                                              (38,930)
                                                                     ---------          ---------

      Net cash provided by (used in)
       financing activities                                            (64,100)           684,817
                                                                     ---------          ---------

Net increase (decrease) in cash                                         12,544            (31,905)

Cash, beginning of period                                                5,429             31,905
                                                                     ---------          --------

Cash, end of period                                                  $  17,973          $       0
                                                                     =========          =========

Supplemental disclosures and cash flow information:
  Cash paid during the year for:

    Interest                                                         $  12,292          $  50,735
                                                                     =========          =========
    Income taxes                                                     $       0          $       0
                                                                     =========          =========




            See notes to condensed consolidated financial statements.

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended May 31, 1999 included in its Annual Report filed on Form 10-KSB.

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

      The Company owns a manufacturing facility in upstate New York, and has product manufactured in Mexico and to a lesser extent Haiti. The Company's sales are spread throughout the United States.

3.    Principles of organization:

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

4.  Inventories:

      Inventories consist of:

                                                   August 31
                                                     1999
                                                     ----
        Raw materials                              $317,312
        Finished goods                              178,488
                                                   --------
                                                   $495,800
                                                   ========


                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.    Property and equipment:

      Major classifications of property and equipment are as follows:

         Land                                        $   120,000
         Building                                        414,627
         Leasehold improvements                          133,598
         Machinery and equipment                         401,351
         Office equipment                                110,130
         Automotive equipment                             21,021
                                                      ----------
                                                       1,200,727
         Less accumulated depreciation                   318,794
                                                      ----------

                                                      $  881,933
                                                      ==========


6.    Restated information:

      The weighted average number of shares shown for August 31, 1998 on the condensed consolidated statement of income, have been restated for the purpose of comparison to reflect the 15 to 1 reverse split which occurred in January, 1999.

7.  Notes payable:

                                                                  Rate         Amount     Maturity
                                                                  ----         ------     --------

        Credit line, Foothill Capital
         Corporation                                (a)         10.75%       $315,432
        Note payable, Waste Mgmt. of N.Y.           (b)            10%          1,166     June, 1999
        Note payable, Resource Capital Corp.        (c)            10%          2,035     March, 2000
        Note payable, Resource Capital Corp.        (d)            10%            985     July, 1999
        Note payable, Manifest Group                (e)            10%          6,396     July, 1999
                                                                             --------

                                                                             $326,014
                                                                             ========


        (a) The Company opened a line of credit with Foothill Capital Corporation in September 1996. The loan ceiling amount is based on a percentage formula of eligible accounts receivable and inventory. The rate of interest at August 31, 1999 was 10.75%.

        (b) Note payable is collateralized by equipment with a cost of $11,923. The note is payable in installments of $240 per month including interest.

        (c) Note payable is collateralized by equipment with a cost of $6,796. The note is payable in installments of $170 per month including interest.

        (d) Note payable is collateralized by equipment with a cost of $9,053. The note is payable in installments of $251 per month including interest.

        (e) Note payable is collateralized by equipment with a cost of $20,064. The note is payable in installments of $492 per month including interest.

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.    Long-term debt:


                                                                  Rate         Amount     Maturity
                                                                  ----         ------     --------

        Note payable, City of Utica                 (a)             3%        145,167     June, 2005
        Note payable, bank                          (b)      Prime +2%        243,055     November, 2013
        Note payable, bank line of credit           (c)          11.5%         41,588     May, 2001
        Note payable, U.S. SBA                      (d)          5.85%        241,916     December, 2018
        Note payable, Acclaim Leasing               (e)            10%         65,602     November, 2001
                                                                             --------
                                                                              737,328
        Less current portion                                                  124,542
                                                                             --------

                                                                             $612,786
                                                                             ========


        (a) Note payable is collateralized by machinery, equipment, furniture and fixtures, inventory and accounts receivable. The note is payable in installments of $1,982 per month including interest.

        (b) Note payable is collateralized by real estate. The note is payable in principal installments of $1,389 per month plus interest.

        (c) Note payable is collateralized by accounts receivable, machinery, equipment, inventory, intangibles and chattel paper. The note is payable in principal installments of $1,347 per month plus interest.

        (d) Note payable is collateralized by real estate. The note is payable in monthly installments of $2,078 including interest and loan fees.

        (e) Note payable is collateralized by equipment with a cost of $84,351. The note is payable in installments of $2,599 including interest.

        Maturities of long-term debt as of August 31, 1999 are as follows:


                  Year                                  Amount
                  ----                                  ------
           August 31, 2000                           $ 124,542
           August 31, 2001                              87,048
           August 31, 2002                              54,089
           August 31, 2003                              47,159
           August 31, 2004                              48,336
              Thereafter                               376,154
                                                      --------
                                                      $737,328
                                                      ========


                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.      Related party transactions:

        Officers loans are unsecured and the officers have indicated that they will not be repaid in the current year.


10.     Earnings per share:


                                                              August 31, 1999   August 31, 1998
                                                              ---------------   ---------------

         Number of shares:

           Weighted average shares
            outstanding, basic                                    1,457,667         1,032,667

           Assumed conversion of stock options                                        105,005
                                                                  ---------         ---------

           Fully diluted                                          1,457,667         1,137,672
                                                                  =========         =========


        Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. Fully diluted earnings per share are those shares that would be outstanding assuming exercise of outstanding stock options, all of which are considered to be common stock equivalents.

11.     Subsequent events:

        Subsequent to the balance sheet date several creditors of the Company commenced litigation for non-payment of accounts payable. As a result, in June 2000, the Company declared bankruptcy under Chapter 11 of the Internal Revenue Code for its 100% wholly owned New York subsidiary.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION


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

(a) FINANCIAL CONDITION.

ASSETS:

     Total assets decreased by $146,671 at August 31, 1999 when compared to the year ended May 31, 1999, a decrease of approximately 8.1%. This decrease is largely due to the reduction of inventory on hand and the decrease in accounts receivable.

     Inventory on hand was $495,800 at August 31, 1999 as compared to $565,380 at year end May 31, 1999, a decrease of $69,600. Accounts receivable decreased to $178,030 at August 31, 1999 from $245,367 at year end, a reduction of $67,000.

     The decrease in assets at August 31, 1999 was also due to a small reduction in prepaid expenses of $7,000 from May 31, 1999. These decreases were partially offset by the increase in cash of $12,500 between May 31, 1999 and August 31, 1999.

      The decrease in receivables is caused by the fact that the Company had lower sales during the period due to the loss of business by its subsidiary as experienced at year end. Inventory decreased as a normal part of experiencing lower sales for the period and because of the Company's decision to remove certain non-profitable items from its line. At the end of the first quarter, inventory was approximately 12.3% lower than at the year end.

      There were no significant purchases of machinery and equipment during the quarter.

      In terms of other assets, the only change was a decrease for the amortization for the quarter of the bank loan fees in the amount of $765.

LIABILITIES:

     Total liabilities at August 31, 1999 decreased from $2,219,000 at May 31, 1999 to $2,176,600 or a decrease of 1%. The reduction was mainly due to the paydown of the credit line which is included in notes payable.

     Total current liabilities for the quarter ended August 31, 1999 are approximately $20,000 lower when compared to the year end. This is accounted for mainly by the paydown of the credit line of $49,000 which was offset in part by small increases to accounts payable and accrued expenses of $5,000 and $18,000 respectively.

     Liability for payroll taxes varies with the number of employees at any given time and the date upon which the period falls. There was no significant change in this account and accrued wages during the period when compared to the year end at May 31, 1999.

     The Company's deficit of ($2,907,098) shows a further decrease over the year end deficit of ($2,802,526) by $104,572. See "Results of Operations."

     See "Results of Operations" for additional information. For information regarding liquidity, see Subparagraph (b) "Liquidity" below. For additional information relating to the financial condition of the Company, also see "Inflation" and "Trends Affecting Liquidity, Capital Resources and Operations."

(b) LIQUIDITY.

     The Company did not have sufficient liquid assets to meet its obligations at the end of the first quarter ended August 31, 1999. Working capital, deficit, at August 31, 1999 was $636,878 compared to $525,497 at the year ended May 31, 1999, a reduction of $111,381.

     Principal short-term liabilities at August 31, 1999 were $124,542 in the current portion of long term notes due, $326,014 in short term notes payable, $750,839 in accounts payable, and accrued expenses due of $142,127 for a total of $1,348,381. Against this total, at the end of the quarter, the Company had liquid current assets consisting of cash of $17,973, receivables of $178,030, and inventory in the amount of $495,800 for a total of $691,803.

     During the quarter management continued to pay down its credit line which is being curtailed by the lender. No new drawdowns on the line are available at August 31, 1999.

     In this connection, management has been seeking various financing alternatives and ways to raise capital. In December 2000, the Company entered into an agreement with Life Energy and Technology Holdings, Ltd., whereby the Company would be acquired and as a result, have the resources to continue operations. See the notes to the financial statements (item 1.).

     The principal source of funds for the Company's operations during quarter ended August 31, 1999 has been from operating activities, as reflected in the statement of cash flows included in the Company's financial statements.

II. RESULTS OF OPERATIONS.

     Net sales at the end of the first quarter ended August 31, 1999 were $393,355. This compares with net sales of $804,853 at the end of the first quarter of 1998. The decrease of approximately 51% when compared to last year is due mainly to the drop in sales of the Company's North Carolina subsidiary. This in turn was caused by the loss of the main sales person and the resultant loss of several key customers. The Company has not as yet been able to make up the loss of these sales in other areas. The Company has also continued to eliminate from its product line certain items which it felt were not profitable to sell. These items included nurses caps, shoe covers and surgical masks among others and represented products which were primarily manufactured by others. Management believes this elimination will also have an effect on sales in the next quarter as well.

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

     For additional information see Item 1. "Description of Business."

     As previously indicated, cost of sales expressed as a percentage of net sales for the three months ended August 31, 1999 was 77.8% compared to 61.6% for the three months period ended August 31, 1998. This is an increase to cost of sales of approximately 16.2% over the comparable three months period last year.

     It should be remembered that the cost of sales increased last year to 73.8% with the introduction of PDA products as part of the Company line. Management pointed out at that time that the PDA products were initially introduced at a higher cost basis than the Company's products. Costing analysis and action was taken to correct these differences, and management is reviewing sales prices for possible future adjustments as well.

     Gross profits for the three months ended August 31, 1999 were lower by $221,534 than gross profits for the comparable period in 1998 on lower net sales for the period. Expressed as a percentage of net revenues, gross profits were 22.2% of net sales for the three months ended August 31, 1999 compared to 38.4% of net sales for the comparable quarter in 1998.

     Selling, general and administrative expenses for the quarter ended August 31, 1999 were approximately $80,000 lower than for the comparable period ended August 31, 1998. Management is continuing to reduce overhead in light of current lower sales. Selling, general and administrative expenses as a % of net sales were 40.5% at August 31, 1999 and 29.8% for the period ended August 31, 1998. The increased percentage for August 31, 1999 is directly related to the lower sales for the quarter.

     Financing costs for the three months ended August 31, 1999 in the form of interest expense decreased to $32,461 compared to $50,735 for the comparable period in 1998. This, reflects the decreased borrowing from the credit line during quarter ended August 31, 1999.

     Net loss for the quarter ended August 31, 1999 was $104,572 compared to net income of $2,249 for the comparable period in 1998. This is a decrease of $106,821 over the quarter ended August 31, 1998 and is a direct result of lower sales for the quarter.

      For information with respect to the possible effect of future trends on operations, see the discussion under the caption "Trends Affecting Liquidity, Capital Resources and Operations."

FIRST QUARTER ENDED AUGUST 31, 1999 COMPARED WITH FOURTH QUARTER
ENDED MAY 31, 1999

      Net sales for the three months ended May 31, 1999 were $441,517 which compares to sales in the quarter ended August 31, 1999 of $393,355. Net sales for the three months ended August 31, 1999 are lower by approximately 10.9% than the quarter ended May 31, 1999. Sales in both the fourth quarter of last year and the first quarter ended August 31, 1999 are significantly lower than previous periods due to the continued loss of sales at the Company's subsidiary as discussed previously.

III. CAPITAL RESOURCES.

      During the three months ended August 31, 1999, there was no other significant increase in the purchase of any property or equipment. The Company does expect to spend additional funds in the near future for the acquisition of tissue production machinery to enter into the tissue supply business (i.e. toilet tissue for institutions and tissue paper for examination tables),

      The Company also does not presently anticipate the allocation of other significant resources for machinery and equipment purchases. Any such commitments will be dependent on demand for the delivery of products under new or increased orders and will primarily be purchased in cooperation with New York State financing programs, leasing programs or bank financing without committing substantial cash assets. Future conditions, such as successful equity financing efforts, may change this position.

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

      Some disposable products offered by the Company are made from plastic-based materials which have raised concern among environmental groups over their proper disposal. Although management believes that such concerns are, in many cases, valid, it is also believed that these concerns must be balanced with safety provided by these products against infectious diseases such as AIDS, hepatitis and others. This belief has recently been reinforced by the new, comprehensive safety regulations issued by the Occupational Safety and Health Administration (OSHA) which require extensive new measures to combat the spread of infection and disease in many industries which had not previously required such measures. Most importantly, from the point of view of the Company, are the requirements for protective apparel such as that manufactured by the Company. Management believes that the regulations, which are now fully implemented, will increase demand for the Company's products and significantly expand the Company's markets. Based upon recent increased orders, management believes that most significant among these new markets for its products will be the hospital looking to comply with the new OSHA regulations, emergency service industries, including police, fire and ambulance services, and physicians, which routinely are exposed to unusually high risk of infectious diseases.

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

      (a) Exhibit 27 as attached hereto.

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

Dated:  January 4, 2000



                                        /s/ Michael A. Liberatore
                                            Michael A. Liberatore
                                            Vice President
                                            Chief Financial Officer

Dated:  January 4, 2000