Form 10QSB
period 1999-11-30
LIFE ENERGY & TECHNOLOGY HOLDINGS INC
filed 2001-01-31
CIK 840823

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   ----------


                         Quarter Ended November 30, 1999

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
YES     NO X
   ---    ---

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at November 30, 1999

Common stock, $0.002 par value                            2,691,893

                                      INDEX


Part I.       Financial information                                                   Page 3

              Item 1.    Condensed Consolidated Financial Statements:

                         Balance sheet as of November 30, 1999                          F-2

                         Statement of income (loss) for six and three
                           months ended November 30, 1999 and 1998                      F-3

                         Statement of cash flows for six months ended
                           November 30, 1999 and 1998                                   F-4

                         Notes to condensed consolidated
                         financial statements                                       F-5 to F-8


              Item 2.    Management's discussion and analysis of
                         financial condition                                          Page 4-8


Part II.      Other information                                                         Page 9


              Item    Exhibits and reports on Form 8-K


Signatures

Exhibits

                                     Page 2

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

         The following condensed consolidated financial statements have been prepared by Health-Pak, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934 as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the condensed consolidated financial statements include all adjustments (consisting only of adjustments of a normal, recurring nature) necessary to present fairly the financial information set forth therein. Operating results for the six month period ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ending May 31, 2000.

         These condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in Form 10-KSB for the year ended May 31, 1999.

                         HEALTH-PAK, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED BALANCE SHEET - NOVEMBER 30, 1999


                                     ASSETS
Current assets:
  Cash                                                                              $    1,340
  Receivables, trade, net of allowance of $11,000                                      172,473
  Inventory                                                                            221,831
  Prepaid expenses                                                                      13,147
                                                                                    ----------

    Total current assets                                                               408,791
                                                                                    ----------

Property and equipment, net of depreciation                                            867,348
                                                                                    ----------

Other assets:
  Security deposits                                                                        241
  Loan acquisition fees and costs, net                                                  41,848
  Cash surrender value, officer's life insurance                                        24,937
  Officer's loan                                                                         1,200
                                                                                    ----------

                                                                                        68,226
                                                                                    ----------

                                                                                    $1,344,365
                                                                                    ==========
               LIABILITIES AND SHAREHOLDERS'S EQUITY (DEFICIENCY)

Current liabilities:
  Current portion of long-term debt                                                 $  139,307
  Notes payable                                                                        279,351
  Accounts payable                                                                     822,739
  Payroll and sales tax payable and accrued expenses                                   145,036
                                                                                    ----------

    Total current liabilities                                                        1,386,433
                                                                                    ----------

Long-term debt, net of current portion                                                 590,674
                                                                                    ----------

Officers loan payable                                                                  158,299
                                                                                    ----------

Shareholders' equity (deficiency):
  Preferred stock, 20,000,000 shares authorized, none issued
  Common stock, .002 par value 20,000,000 shares authorized;
   2,691,893 shares issued and outstanding                                               5,384
  Additional paid in capital                                                         2,538,558
  Deficit                                                                           (3,334,983)
                                                                                    ----------

                                                                                      (791,041)
                                                                                    ----------

                                                                                    $1,344,365
                                                                                    ==========


            See notes to condensed consolidated financial statements.
                                                                             F-2

                         HEALTH-PAK, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

              SIX AND THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998


                                         Six months ended               Three months ended
                                           November 30,                    November 30,
                                      1999           1998             1999            1998
                                      ----           ----             ----            ----

Net sales                        $   675,577     $ 1,511,569     $   282,222     $   706,716

Cost of sales                        734,781       1,007,102         428,622         510,979
                                 -----------     -----------     -----------     -----------

Gross profit (loss)                  (59,204)        504,467        (146,400)        195,737

Selling, general and
 administrative expenses             431,775         458,672         232,468         194,243
                                 -----------     -----------     -----------     -----------

Income (loss)
 from operations                    (490,979)         45,795        (378,868)          1,494

Interest expense                      81,479          81,178          49,018          49,018
                                 -----------     -----------     -----------     -----------

Loss before minority interest
 and extraordinary item             (572,458)        (35,383)       (427,886)        (28,949)

Minority interest in
 loss of consolidated
 subsidiary                                           11,278                           2,595
                                 -----------     -----------     -----------     -----------

Loss before
 extraordinary item                 (572,458)        (24,105)       (427,886)        (26,354)

Extraordinary item:
  Gain on extinguishment
   of debt                            40,000
                                 -----------     -----------     -----------     -----------

Net loss                         $   532,458     $    24,105     $   427,886     $    26,354
                                 ===========     ===========     ===========     ===========

Loss per basic and
  dilutive common shares:

  Loss before
   extraordinary item                 $(0.31)         $(0.00)         $(0.19)         $(0.00)
                                 ===========     ===========     ===========     ===========

  Extraordinary item                    0.02
                                 -----------     -----------     -----------     -----------

  Net loss per share                  $(0.29)         $(0.00)         $(0.19)         $(0.00)
                                 ===========     ===========     ===========     ===========

Weighted average number
 of shares outstanding:

  Basic and fully diluted          1,821,865       1,032,667       2,195,520       1,032,667
                                 ===========     ===========     ===========     ===========






            See notes to condensed consolidated financial statements.
                                                                             F-3

                         HEALTH-PAK, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                   SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998


                                                            1999            1998
                                                            ----            ----

Operating activities:
  Net loss                                               $(532,458)      $( 24,105)
  Adjustments to reconcile net loss
   to cash provided by (used in)
    operating activities:
     Depreciation                                           29,165          29,405
     Amortization                                            1,531          56,184
     Common stock issued for services                       85,997
     Gain (loss) on minority interest
      in consolidated subsidiary                                           (11,278)
     Changes in other operating assets
      and liabilities:
       Accounts receivable                                  72,894          38,205)
       Inventory                                           343,549         (83,432
       Prepaid expenses                                     13,506          29,914
       Accounts payable                                     71,900        (161,838)
       Accrued expenses                                     20,051         (43,463)
       Deposits                                                              5,244
       Loan fees                                                           (45,930)
                                                         ---------       ---------

        Net cash provided by (used in)
         operating activities                              106,135        (120,640)
                                                         ---------       ---------

Investing activities:
  Purchase of property and equipment                                      (689,030)
                                                                         ---------

        Net cash used in investing activities                             (689,030)
                                                                         ---------

Financing activities:
  Proceeds from common stock subscriptions                                  56,781
  Proceeds from long-term debt                                             731,351
  Proceeds from notes payable                                               16,329
  Proceeds form officers' loan                               8,000          55,000
  Payment of long-term debt                                (22,470)        (28,714)
  Payment of notes payable                                 (95,754)
                                                         ---------       ---------

        Net cash provided by (used in)
         from financing activities                        (110,224)        830,747
                                                         ---------       ---------

Net increase (decrease) in cash                             (4,089)         21,077

Cash, beginning of period                                    5,429          31,905
                                                         ---------       ---------

Cash, end of period                                      $   1,340       $  52,982
                                                         =========       =========

Supplemental disclosures and cash flow information:
 Cash paid during the year for:
    Interest                                             $  22,128       $  81,178
                                                         =========       =========
    Income taxes                                         $       0       $       0
                                                         =========       =========

Non cash investing and financing transactions:
  Common stock issued for officers loan payable          $  65,000
                                                         =========




            See notes to condensed consolidated financial statements.

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the six months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended May 31, 1999 included in its Annual Report filed on Form 10-KSB.

2.  Nature of business:

     Health-Pak, Inc. is a manufacturer and distributor of disposable paper products for use in service-related industries, primarily the medical and hospital industry. The industry is highly competitive and is serviced by several large national and multi-national companies with greater financial resources in comparison to the financial resources available to the Company. There is no guarantee that this market will continue to develop since the incorporation of government intervention, economic conditions and other unforeseen situations may occur.

     The Company owns a manufacturing facility in upstate New York. The
      Company's sales are spread throughout the United States.

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


4.  Inventories:

    Inventories consist of:

   Raw materials                                    $141,972
   Finished goods                                     79,859
                                                    --------
                                                    $221,831
                                                    ========

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.  Property and equipment:

    Major classifications of property and equipment are as follows:

     Land                                                $  120,000
     Building                                               414,627
     Leasehold improvements                                 133,598
     Machinery and equipment                                401,351
     Office equipment                                       110,130
     Automotive equipment                                    21,021
                                                         ----------
                                                          1,200,727
     Less accumulated depreciation                          333,379
                                                         ----------
                                                         $  867,348
                                                         ==========


6.  Notes payable:

                                                          Rate         Amount     Maturity
                                                          ----         ------     --------
Credit line, Foothill Capital
 Corporation                                (a)         10.75%       $269,696
Note payable, Waste Mgmt. of N.Y.           (b)            10%          1,166     June, 1999
Note payable, Resource Capital Corp.        (c)            10%          1,831     March, 2000
Note payable, Resource Capital Corp.        (d)            10%            754     July, 1999
Note payable, Manifest Group                (e)            10%          5,904     July, 1999
                                                                     --------
                                                                     $279,351
                                                                     ========

(a) The Company opened a line of credit with Foothill Capital Corporation in September 1996. The loan ceiling amount is based on a percentage formula of eligible accounts receivable and inventory. The rate of interest at November 30, 1999 was 10.75%.

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

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.  Long-term debt: Rate Amount Maturity


                                                          Rate         Amount     Maturity
                                                          ----         ------     --------
 Note payable, City of Utica                 (a)             3%        145,167     June, 2005
 Note payable, bank                          (b)      Prime +2%        243,055     November, 2013
 Note payable, bank line of credit           (c)          11.5%         41,588     May, 2001
 Note payable, U.S. SBA                      (d)          5.85%        240,777     December, 2018
 Note payable, Acclaim Leasing               (e)            10%         59,394     November, 2001
                                                                      --------
                                                                       729,981
 Less current portion                                                  139,307
                                                                      --------
                                                                      $590,674
                                                                      ========


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

Maturities of long-term debt as of November 30, 1999 are as follows:

              Year                                                  Amount
              ----                                                  ------
     November 30, 2000                                            $139,307
     November 30, 2001                                              84,000
     November 30, 2002                                              46,708
     November 30, 2003                                              47,449
     November 30, 2004                                              48,636
          Thereafter                                               363,881
                                                                  --------
                                                                  $729,981
                                                                  ========

8.  Related party transactions:

    Officers loans are unsecured and the officers have indicated that they will not be repaid in the current year.

9.  Earnings per share:

                                                          November 30,
                                                     1999              1998
                                                     ----              ----
     Number of shares:
       Weighted average shares
        outstanding, basic                        1,821,865          1,032,667

        Fully diluted                             1,821,865          1,032,667
                                                  =========          =========

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



9.  Earnings per share (continued):

    Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. Fully diluted earnings per share are those shares that would be outstanding assuming exercise of outstanding stock options, all of which are considered to be common stock equivalents.

    The conversion of stock options was not assumed for the periods ended
     November 30, 1999 and 1998 as the effect would be antidilutive.


10. Restated information:

    The weighted average number of shares shown for November 30, 1998 on the condensed consolidated statement of income, have been restated for the purpose of comparison to reflect the 15 to 1 reverse split which occurred in January, 1999.


11. Common stock:

    On October 8, 1999 the Company sold 17,667 shares of its common stock for $56,781. These shares were originally borrowed in 1998 in the amount of 265,000 shares of pre-split common shares. In addition, the Company issued 71,893 shares to the individuals who loaned their shares as additional repayment totalling $7,311.

    The Company also issued 787,226 shares of its common stock for directors fees, legal and other services totalling $78,686.

    The Company issued 429,333 shares of common stock in repayment of officers loans payable in the amount of $65,000.


12. Extraordinary item:

    The Company recognized an extraordinary gain of $40,000 resulting from forgiveness of certain liabilities in connection with a former rental lease.


13. Subsequent events:

    Subsequent to the balance sheet date several creditors of the Company commenced litigation for non-payment of accounts payable. As a result, in June 2000, the Company declared bankruptcy under Chapter 11 of the Internal Revenue Code for its 100% wholly owned New York subsidiary.

    In addition, it should be noted that on December 4, 2000, the Company acquired Life Energy and Technology Holdings, Ltd., a corporation organized under the laws of the Republic of Ireland. This acquisition has significantly changed the Company's business, assets, liquidity and net worth, among other factors. Since the information presented here is historical, none of the new information pertaining to the Company is included here or in the financial statements enclosed with this report. Life Energy and Technology Holdings, Ltd. became a wholly-owned subsidiary of Health-Pak, Inc. Health-Pak, Inc. changed its name to Life Energy and Technology Holding Company, Inc. Health-Pak Inc. Acquired all of the common stock of Life Energy and Technology Holdings Ltd in exchange for shares of Health-Pak common stock.

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

(a) FINANCIAL CONDITION.

ASSETS:

     Total assets decreased by $464,734 at November 30, 1999 when compared to the year ended May 31, 1999, a decrease of approximately 26%. This decrease is mainly due to the writedown of inventory and a reduction in accounts receivable.

     Inventory on hand was $221,831 at November 30, 1999 as compared to $565,380 at year end May 31, 1999, a decrease of $343,549. Accounts receivable decreased to $172,473 at November 30, 1999 from $245,367 at year end, a reduction of $72,894.

     The decrease in assets at November 30, 1999 was also due to a reduction in prepaid expenses of $13,000 from May 31, 1999, and a decrease in cash of $4,090 between May 31, 1999 and November 30, 1999.

     The decrease in receivables is caused by the fact that the Company had lower sales during the period due to the loss of business by its subsidiary as also experienced at year ended May 31, 1999. Inventory decreased as a part of experiencing lower sales and the writeoff and writedown of inventory. The Company also purchased less inventory for the period because of lower sales and continued to remove certain non-profitable items from its line. At the end of the second quarter, inventory was approximately 61% lower than at the year end.

     Total assets at the second quarter ended November 30, 1999 were lower by $302,700 when compared to first quarter ended August 31, 1999. Total assets for the first quarter decreased by $131,300 from year ended May 31, 1999. The decrease in the second quarter continued due to the change in inventory of $274,000 described above and a further decrease in accounts receivable of $6,000. Cash in the second quarter also decreased by $16,000 as compared to an increase in the first quarter of $12,000. The continued paydown of the Company's credit line kept cash on hand at a minimum.

     There were no significant purchases of machinery and equipment during the quarter.

     In terms of other assets, the only change was a decrease for the quarter in amortization of the bank loan acquisition fees in the amount of $765.


LIABILITIES:

     Total liabilities at November 30, 1999 decreased from $2,218,700 at May 31, 1999 to $2,135,400 or a decrease of $83,294 or 4%. The reduction was mainly due to the paydown of the credit line which is included in notes payable, payments made for long-term debt and the reduction of officers loan payable. These decreases were partially offset by increases in accounts payable and accrued expenses.

     Total current liabilities for the quarter ended November 30, 1999 are approximately $18,000 higher when compared to the year end. This is accounted for mainly by the paydown of the credit line of approximately $95,000 which was offset by increases to accounts payable, accrued expenses and long-term debt of $72,000, $20,000 and $22,000 respectively.

     Total current liabilities at November 30, 1999 increased $38,000 compared to quarter ended August 31, 1999 mainly due to the increase in accounts payable. Total liabilities decreased approximately $41,000 at November 30, 1999 due to the paydown of the Company's credit line and the exchange of officers loans payable for stock in the Company. This decrease was partially offset by the increase in accounts payable.

     Liability for payroll taxes varies with the number of employees at any given time and the date upon which the period falls. There was no significant change in this account and accrued wages during the period when compared to the year end May 31, 1999 and quarter ended August 31, 1999.

     The Company's deficit of ($3,334,983) shows a further decrease over the year end deficit of ($2,802,526) by $532,460.

     See "Results of Operations" for additional information. For information regarding liquidity, see Subparagraph (b) "Liquidity" below. For additional information relating to the financial condition of the Company, also see "Inflation" and "Trends Affecting Liquidity, Capital Resources and Operations."

(b) LIQUIDITY.

     The Company did not have sufficient liquid assets to meet its obligations at the end of the second quarter ended November 30, 1999. Working capital deficit at November 30, 1999 was $977,642 compared to $525,497 at the year ended May 31, 1999, an increase of the deficit by $452,145.

     Principal short-term liabilities at November 30, 1999 were $139,300 in the current portion of long term debt, $279,350 in short term notes payable, $822,740 in accounts payable, and accrued expenses due of $145,040 for a total of $1,386,430. Against this total, at the end of the quarter, the Company had liquid current assets consisting of cash of $1,340, receivables of $172,470, and inventory in the amount of $221,830 for a total of $395,640. Working capital deficit increased during the second quarter ended November 30, 1999 by $340,000 as compared to August 31, 1999.

     During the quarter management continued to pay down its credit line which is being curtailed by the lender. No new drawdowns on the line are available at November 30, 1999.

     In this connection, management has been seeking various financing alternatives and ways to raise capital. In December 2000, the Company acquired Life Energy and Technology Holdings, Ltd., whereby the Company would have the resources to continue operations. See the notes to the financial statements (item 1.).

     The principal source of funds for the Company's operations during quarter ended November 30, 1999 has been from operating activities, as reflected in the statement of cash flows included in the Company's financial statements.

II. RESULTS OF OPERATIONS.

     Net sales for the six months ended November 30, 1999 were $675,577. This compares with net sales of $1,511,569 for the six months ended November 30, 1998. The decrease of approximately 55% when compared to last year is due mainly to the drop in sales of the Company's North Carolina subsidiary. This in turn was caused by the loss of the main sales person and the resultant loss of several key customers. The Company has not as yet been able to make up the loss of these sales in other areas. The Company has also continued to eliminate from its product line certain items which it felt were not profitable to sell. These items included nurses caps, shoe covers and surgical masks among others and represented products which were primarily manufactured by others. Management believes this elimination will also have an effect on sales in the next quarter as well.

     Net sales for the three month period ended November 30, 1999 were $282,222 as compared to $706,716 for the 3 months ended November 30, 1998, a reduction of 60%. Net sales for the first quarter ended August 31, 1999 were $393,355, $111,000 higher than for the three months ended November 30, 1999 reflecting a reduction of 28% in sales from the first quarter. These reductions are mainly due to the continued loss of business at the Company's North Carolina subsidiary which lost several major customers due to the loss of its key sales person.

     The Company introduced "sonic sealed" garments in former periods which are produced by a sonic sealing or welding process, manufactured by ultrasonic equipment which essentially changes the molecular structure of the material being made to form a complete and impenetrable seal at the point of closure. No heat is used or necessary for this process. These garments are fluid and chemical resistant and are used primarily in chemical and nuclear work. It is expected that these products will contribute to sales during the current fiscal year.

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

     For additional information see Item 1. "Description of Business."

COST OF SALES:

     Cost of sales expressed as a percentage of net sales for the six months ended November 30, 1999 was 109% compared to 66.6% for the six months period ended November 30, 1998. This is an increase to cost of sales of approximately 42.4% over the comparable six months period last year. The increase is mainly due to the writeoff and writedown of inventory of its subsidiary which ceased operations as a separate entity in May, 2000. Cost of sales for the three month period ended November 30, 1999 was 152% of revenue for the period as compared to 72% for the same period last year. This again is due mostly to the loss of sales at the Company's subsidiary as discussed previously.

     It should be remembered that the cost of sales increased last year to 73.8% with the introduction of PDA products as part of the Company line. Management pointed out at that time that the PDA products were initially introduced at a higher cost basis than the Company's products. Costing analysis and action was taken to correct these differences, and management is reviewing sales prices for possible future adjustments as well. These will likely take effect in summer, 2000.

     Gross profits for the six months ended November 30, 1999 were lower by $563,671 than gross profits for the comparable period in 1998 on lower net sales for the period. Expressed as a percentage of net revenues, gross profits were -109% of net sales for the six months ended November 30, 1999 compared to 33.4% of net sales for the comparable quarter in 1998.

     As previously noted the above noted increase to cost of sales and lower gross profit is due to the writedown and writeoffs of inventory at November 30, 1999.

     Selling, general and administrative expenses for the six months ended November 30, 1999 were approximately $67,000 lower than for the comparable period ended November 30, 1998. Management is continuing to reduce overhead in light of current lower sales. Selling, general and administrative expenses as a percent of net sales were 58% for the six months ended November 30, 1999 and 30% for the same period last year. The increased percentage for November 30, 1999 is directly related to the lower sales for the quarter.

     Selling, general and administrative expenses for the three months ended November 30, 1999 were $232,468 as compared to $194,243 at November 30, 1998, an increase of $38,225 or approximately 20%. The three months ended November 30, 1999 shows an increase in SG&A expenses of $73,161 over the first quarter ended August 31, 1999. This is due to services expensed in exchange for Company stock issued during the quarter.

     Financing costs for the six months ended November 30, 1999 in the form of interest expense was about the same as for the comparable period in 1998. This reflects the increase in late charges and fees due to late payments on debt during quarter ended November 30, 1999, which otherwise interest expense might have been less due to the lower amount of debt at November 30, 1999.

     Net loss for the six months ended November 30, 1999 was $532,458 compared to net income of $2,249 for the comparable period in 1998. This is a decrease of $534,707 and is a direct result of lower sales for the quarter. Net loss for the three months ended November 30, 1999 was $427,886 as compared to $104,572 for the three months ended August 31, 1999. The decrease is mainly due to the change in inventory and services expensed in exchange for Company stock.

     For information with respect to the possible effect of future trends on operations, see the discussion under the caption "Trends Affecting Liquidity, Capital Resources and Operations."

III. CAPITAL RESOURCES.

     During the three months ended November 30, 1999, there was no other significant increase in the purchase of any property or equipment. The Company does expect to spend additional funds in the near future for the acquisition of tissue production machinery to enter into the tissue supply business (i.e. toilet tissue for institutions and tissue paper for examination tables),

     The Company also does not presently anticipate the allocation of other significant resources for machinery and equipment purchases. Any such commitments will be dependent on demand for the delivery of products under new or increased orders and will primarily be purchased in cooperation with New York State financing programs, leasing programs or bank financing without committing substantial cash assets. Future conditions, such as successful equity financing efforts, may change this position.

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

     As new Company manufactured products, under development are introduced, management believes that sales revenues will increase and, over the long term, will result in more stable sales and higher profit margins for the Company. In addition, the existence of the Occupational Safety and Health Administration
(OSHA) regulations are expected to continue to have a positive influence on the demand for the Company's products.

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

PART II  OTHER INFORMATION

ITEM 6. EXHIBITS

(a)  Exhibit 27

     The information required by this Exhibit is set forth in Footnote 9 of the Financial Statements.


(b)  Reports on Form 8-KSB
     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HEALTH-PAK, INC.


                                            /s/ Anthony J. Liberatore
                                                Anthony J. Liberatore
                                                President
                                                Chief Operating Officer
Dated:  January 19, 2001


                                            /s/ Michael A. Liberatore
                                                Michael A. Liberatore
                                                Vice President
                                                Chief Financial Officer
Dated:  January 19, 2001