Form 10QSB
period 2000-02-29
LIFE ENERGY & TECHNOLOGY HOLDINGS INC
filed 2001-02-09
CIK 840823

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                           --------------------------


                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                           --------------------------


                         Quarter Ended February 29, 2000

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
Yes        No  X
   -----     -----


Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at February 29, 2000

Common stock, $0.002 par value                            2,691,893

                                      INDEX




Part I.  Financial information                                       Page 3

        Item 1. Condensed Consolidated Financial Statements:

                Balance sheet as of February 29, 2000                  F-2

                Statement of income (loss) for nine and
                 three months ended February 29, 2000 and
                 February 28, 1999                                     F-3

                Statement of cash flows for nine months ended
                 February 29, 2000 and February 28, 1999               F-4

                Notes to condensed consolidated
                financial statements                               F-5 to F-8


        Item 2. Management's discussion and analysis of
                financial condition                                  Page 4-8


Part II. Other information                                             Page 9


        Item  Exhibits and reports on Form 8-K


Signatures

Exhibits





                                     Page 2






                          PART I FINANCIAL INFORMATION





ITEM 1.  Financial Statements.


    The following condensed consolidated financial statements have been prepared by Health-Pak, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934 as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the condensed consolidated financial statements include all adjustments (consisting only of adjustments of a normal, recurring nature) necessary to present fairly the financial information set forth therein. Operating results for the nine month period ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ending May 31, 2000.


    These condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in Form 10-KSB for the year ended May 31, 1999.





                                     Page 3






                         HEALTH-PAK, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED BALANCE SHEET - FEBRUARY 29, 2000









                                     ASSETS
Current assets:
  Cash                                                         $   23,930
  Receivables, trade, net of allowance of $11,000                 215,323
  Inventory                                                       213,831
  Prepaid expenses                                                  6,194
                                                               ----------
    Total current assets                                          459,278
                                                               ----------
Property and equipment, net of depreciation                       857,133
                                                               ----------
Other assets:
  Security deposits                                                   241
  Loan acquisition fees and costs, net                             41,083
  Cash surrender value, officer's life insurance                   24,937
  Officer's loan                                                    1,200
                                                               ----------
                                                                   67,461
                                                               ----------
                                                               $1,383,872
                                                               ==========


               LIABILITIES AND SHAREHOLDERS'S EQUITY (DEFICIENCY)

Current liabilities:
  Current portion of long-term debt                            $  155,771
  Notes payable                                                   289,482
  Accounts payable                                                821,224
  Payroll and sales tax payable and accrued expenses              165,882
                                                               ----------
    Total current liabilities                                   1,432,359
                                                               ----------
Long-term debt, net of current portion                            575,124
                                                               ----------
Officers loan payable                                             163,299
                                                               ----------
Shareholders' equity (deficiency):

  Preferred stock, 20,000,000 shares authorized, none issued
  Common stock, .002 par value 20,000,000 shares authorized;
   2,691,893 shares issued and outstanding                          5,384
  Additional paid in capital                                    2,538,558
  Deficit                                                      (3,330,852)
                                                               ----------
                                                                 (786,910)
                                                               ----------
                                                               $1,383,872
                                                               ==========



            See notes to condensed consolidated financial statements.
                                                                             F-2

                         HEALTH-PAK, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

      NINE AND THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


                                           Nine months ended          Three months ended
                                              February 29,                February 29,
                                         2000          1999           2000           1999
                                         ----          ----           ----           ----
Net sales                             $1,051,385    $1,876,659     $  375,808    $  365,110

Cost of sales                            971,299     1,456,161        236,518       478,484
                                      ----------    ----------     ----------    ----------
Gross profit (loss)                       80,086       420,498        139,290      (113,374)

Selling, general and
administrative expenses                  534,827       732,080        103,052       244,002
                                      ----------    ----------     ----------    ----------
Income (loss)
 from operations                        (454,741)     (311,582)        36,238      (357,376)

Interest expense                         116,689       152,377         35,210        71,199
                                      ----------    ----------     ----------    ----------
Loss before minority interest
 and extraordinary item                 (571,430)     (463,959)         1,028      (428,575)

Minority interest in
 loss of consolidated subsidiary                        11,279
                                      ----------    ----------     ----------    ----------
Loss before
 extraordinary item                     (571,430)     (452,680)         1,028      (428,575)

Extraordinary item:
  Gain on extinguishment
   of debt                                43,103                        3,103
                                      ----------    ----------     ----------    ----------
Net loss                              $ (528,327)   $ (452,680)    $    4,131    $ (428,575)
                                      ==========    ==========     ==========    ==========
Loss per basic and
 diluted common shares:

  Loss before
   extraordinary item                 $    (0.27)   $    (0.03)    $      0.00   $    (0.03)
                                      ==========    ==========     ==========    ==========
  Extraordinary item                        0.02
                                      ----------    ----------     ----------    ----------
  Net loss per share                  $    (0.25)   $    (0.03)    $    (0.00)   $    (0.03)
                                      ==========    ==========     ==========    ==========
Weighted average number
 of shares outstanding:

  Basic and fully diluted              2,110,816     1,032,667      2,691,893     1,032,667
                                      ==========    ==========     ==========    ==========





            See notes to condensed consolidated financial statements.
                                                                             F-3

                         HEALTH-PAK, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

            NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


                                                             2000          1999
                                                             ----          ----
Operating activities:
  Net loss                                                ($528,327)    ($452,680)
  Adjustments to reconcile net income
   to cash provided by operating activities:
     Depreciation                                            43,742        47,083
     Amortization                                             2,297        83,304
     Common stock issued for services                        85,997
     Gain (loss) on minority interest in
      consolidated subsidiary                                             (11,279)
     Gain on extinguishment of debt                          43,103
     Changes in other operating assets and liabilities:
       Accounts receivable                                   30,044       224,429
       Inventory                                            351,549       187,681
       Prepaid expenses                                      20,459        31,004
       Accounts payable                                      30,385       (73,893)
       Accrued expenses                                      40,897        31,584
       Deposits                                                             7,047
                                                           --------      --------
       Net cash provided by operating activities            120,146        74,280
                                                           --------      --------
Investing activities:
  Purchase of property and equipment                         (4,363)     (689,030)
                                                           --------      --------
       Net cash used in investing activities                 (4,363)     (689,030)
                                                           --------      --------
Financing activities:
  Proceeds from common stock subscriptions                                 56,781
  Proceeds from long-term debt                                            731,351
  Proceeds from officers' loan                               13,000       190,399
  Payment of long-term debt                                 (21,556)      (45,930)
  Payment of notes payable                                  (88,726)     (264,891)
  Payment of financing costs                                              (41,580)
                                                           --------      --------
       Net cash provided by (used in)
        financing activities                                (97,282)      626,130
                                                           --------      --------
Net increase in cash                                         18,501        11,380

Cash, beginning of period                                     5,429        31,905
                                                           --------      --------
Cash, end of period                                        $ 23,930      $ 43,285
                                                           ========      ========

Supplemental disclosures and cash flow information:
Cash paid during the year for:
    Interest                                               $ 32,511      $152,877
                                                           ========      ========
    Income taxes                                           $      0      $      0
                                                           ========      ========
Non cash investing and financing transactions:
  Common stock issued for officers loan payable            $ 65,000
                                                           ========
  Extinguishment of debt exchanged against
   notes payable                                           $  3,103
                                                           ========




            See notes to condensed consolidated financial statements.
                                                                             F-4

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the nine months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended May 31, 1999 included in its Annual Report filed on Form 10-KSB.


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


4.  Inventories:

    Inventories consist of:

    Raw materials                                        $136,852
    Finished goods                                         76,979
                                                         --------
                                                         $213,831
                                                         ========

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.  Property and equipment:

    Major classifications of property and equipment are as follows:

    Land                                     $  120,000
    Building                                    414,627
    Leasehold improvements                      133,598
    Machinery and equipment                     401,351
    Office equipment                            114,493
    Automotive equipment                         21,021
                                             ----------
                                              1,205,090
    Less accumulated depreciation               347,957
                                             ----------
                                             $  857,133
                                             ==========


6.  Notes payable:

                                                     Rate       Amount       Maturity
                                                     ----       -----        --------
    Credit line, Foothill Capital
     Corporation                        (a)         10.75%     $285,895
    Note payable, Waste Mgmt. of N.Y.   (b)            10%        1,166     June, 1999
    Note payable, Resource Capital Corp.(c)            10%          754     July, 1999
    Note payable, Manifest Group        (d)            10%        1,667     July, 1999
                                                               --------
                                                               $289,482
                                                               ========

    (a) The Company opened a line of credit with Foothill Capital Corporation in September 1996. The loan ceiling amount is based on a percentage formula of eligible accounts receivable and inventory. The rate of interest at February 29, 2000 was 10.75%.

    (b) Note payable is collateralized by equipment with a cost of $11,923. The note is payable in installments of $240 per month including interest.

    (c) Note payable is collateralized by equipment with a cost of $9,053. The note is payable in installments of $251 per month including interest.

    (d) Note payable is collateralized by equipment with a cost of $20,064. The note is payable in installments of $492 per month including interest.

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.  Long-term debt:

                                                         Rate       Amount     Maturity
                                                         ----       ------     --------
    Note payable, City of Utica          (a)                3%     $145,167     June, 2005
    Note payable, bank                   (b)         Prime +2%      243,055     November, 2013
    Note payable, bank line of credit    (c)             11.5%       41,588     May, 2001
    Note payable, U.S. SBA               (d)             5.85%      239,628     December, 2018
    Note payable, Acclaim Leasing        (e)               10%       57,608     November, 2001
    Note payable, Dell Financial Services(f)             21.5%        3,849     December, 2002
                                                                   --------
                                                                    730,895
    Less current portion                                            155,771
                                                                   --------
                                                                   $575,124
                                                                   ========

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

    (f) Note payable, guaranteed by corporate officer with a cost of $3,849. The note is payable in installments of $160 including interest and sales tax.

    Maturities of long-term debt as of February 29, 2000 are as follows:

                        Year                            Amount
                        ----                            ------
               February 28, 2001                     $ 155,771
               February 28, 2002                        74,828
               February 28, 2003                        47,916
               February 29, 2004                        47,741
               February 28, 2005                        48,944
                    Thereafter                         355,695
                                                      --------
                                                      $730,895
                                                      ========

8.  Related party transactions:

    Officers loans are unsecured and the officers have indicated that they will not be repaid in the current year.

9.  Earnings per share:

                                               February 29,    February 28,
                                                  2000             1999
                                               -----------     -----------
    Number of shares:
     Weighted average shares
      outstanding, basic                        2,110,816        1,032,667

      Fully diluted                             2,110,816        1,032,667
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

    The conversion of stock options was not assumed for the periods ended February 29, 2000 and 1999 as the effect would be antidilutive.

10. Common stock:

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


11.  Extraordinary item:

    The Company recognized extraordinary gains of $43,103 resulting from forgiveness of certain liabilities in connection with a former rental lease and an equipment lease.


12.  Subsequent events:

    Subsequent to the balance sheet date several creditors of the Company commenced litigation for non-payment of accounts payable. As a result, in June 2000, the Company declared bankruptcy under Chapter 11 of the Internal Revenue Code for its 100% wholly owned New York subsidiary.

    In addition, it should be noted that on December 4, 2000, the Company acquired Life Energy and Technology Holdings, Ltd., a corporation organized under the laws of the Republic of Ireland. This acquisition has significantly changed the Company's business, assets, liquidity and net worth, among other factors. Since the information presented here is historical, none of the new information pertaining to the Company is included here or in the financial statements enclosed with this report. Life Energy and Technology Holdings, Ltd. became a wholly-owned subsidiary of Health-Pak, Inc. Health-Pak, Inc. changed its name to Life Energy and Technology Holding Company, Inc. and management of Life Energy and Technology Holdings, Inc. assumed control of Health-Pak, Inc. after the closing. Health-Pak, Inc. acquired all of the common stock of Life Energy and Technology Holdings, Ltd. in exchange for shares of Health-Pak, Inc. common stock.

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

(a) Financial Condition.

Assets:

    Total assets decreased by $425,227 at February 29, 2000 when compared to the year ended May 31, 1999, a decrease of approximately 24%. This decrease is mainly due to the writedown of inventory and a reduction in accounts receivable.

    Inventory on hand was $213,800 at February 29, 2000 as compared to $565,380 at year end May 31, 1999, a decrease of $351,600. Accounts receivable decreased to $215,320 at February 29, 2000 from $245,367 at year end, a reduction of $30,000.

    The decrease in assets at February 29, 2000 was also due to normal amortization of prepaid expenses of $19,000 from May 31, 1999. These decreases were offset in part by an increase in cash of $18,500 between May 31, 1999 and February 29, 2000.

    The decrease in receivables is caused by the fact that the Company had lower sales during the period due to the loss of business by its subsidiary as also experienced at year ended May 31, 1999. Inventory decreased as a part of experiencing lower sales and the writeoff and writedown of inventory. The Company also purchased less inventory for the period because of lower sales and continued to remove certain non-profitable items from its line. At February 29, 2000, inventory was approximately 62% lower than at the year end.

    Total assets at third quarter ended February 29, 2000 were higher by $39,500 when compared to second quarter ended November 30, 1999 and were lower from year ended May 31, 1999 by $425,200. The increase in the third quarter as compared to the second quarter is due to higher accounts receivable and cash of $42,850 and $22,600, respectively. These were partially offset by decreases in inventory and prepaid expenses of $8,000 and $6,950 respectively. Cash in the second quarter had decreased by $16,000 as compared to an increase in the first quarter of $12,000. Increased cash in the third quarter was a result of higher collections on higher sales volume for the third quarter over the second quarter.

    There were no significant purchases of machinery and equipment during the quarter.

    In terms of other assets, the only change was a decrease for the quarter in amortization of the bank loan acquisition fees in the amount of $765.

Liabilities:

    Total liabilities at February 29, 2000 decreased from $2,218,700 at May 31, 1999 to $2,170,800 or a decrease of $47,900 or 2%. Total liabilities at November 30, 1999 were $2,135,400 or approximately $35,000 lower than at February 29, 2000. The increase in the third quarter is mainly due to the increase in accrued expenses, officers loan payable and notes payable. These increases were partially offset by a small decrease in accounts payable.

    Total current liabilities for the quarter ended February 29, 2000 are approximately $64,000 higher when compared to the year end. This is accounted for mainly by the paydown of the credit line of approximately $85,700 which was offset by increases to accounts payable, accrued expenses and long-term debt of $70,400, $40,900 and $38,400 respectively.

    Total current liabilities at February 29, 2000 increased $46,000 compared to quarter ended November 30, 1999 due to increases in accrued expenses, current portion of long-term debt and notes payable of $20,800, $16,500 and $10,000 respectively. This was partially offset by a small decrease in accounts payable of $1,500.

    Liability for payroll taxes varies with the number of employees at any given time and the date upon which the period falls. There was no significant change in this account and accrued wages during the period when compared to the year end May 31, 1999 and quarters ended February 29, 2000 and November 30, 1999.

    The Company's deficit of ($3,330,852) shows a further increase over the year end deficit of ($2,802,526) by $528,326. For the third quarter ended February 29, 2000 the deficit decreased by approximately $4,000.

    See "Results of Operations" for additional information. For information regarding liquidity, see Subparagraph (b) "Liquidity" below. For additional information relating to the financial condition of the Company, also see "Inflation" and "Trends Affecting Liquidity, Capital Resources and Operations."

(b) Liquidity.

    The Company did not have sufficient liquid assets to meet its obligations at the end of the third quarter ended February 29, 2000. Working capital deficit was $973,100 compared to $525,500 at the year ended May 31, 1999, an increase of the deficit by $447,600. Working capital deficit decreased by $2,500 during the third quarter as compared to November 30, 1999.

    Principal short-term liabilities at February 29, 2000 were $155,800 in the current portion of long term debt, $289,500 in short term notes payable, $821,200 in accounts payable, and accrued expenses due of $165,900 for a total of $1,432,400. Against this total, at the end of the quarter, the Company had liquid current assets consisting of cash of $24,000, receivables of $215,300 and inventory in the amount of $213,800 for a total of $453,100. Working capital deficit decreased during the third quarter ended February 29, 2000 by $2,500 as compared to November 30, 1999.

    In this connection, management has been seeking various financing alternatives and ways to raise capital. In December 2000, the Company acquired Life Energy and Technology Holdings, Ltd., whereby the Company would have the resources to continue operations. See the notes to the financial statements (item 1.).

    The principal source of funds for the Company's operations during quarter ended February 29, 2000 has been from operating activities and proceeds from officer loans and short-term credit line advances.

II. Results of Operations.

    Net sales for the nine months ended February 29, 2000 were $1,051,385. This compares with net sales of $1,876,659 for the nine months ended February 28, 1999. The decrease of approximately 44% when compared to last year is due mainly to the drop in sales of the Company's North Carolina subsidiary. This in turn was caused by the loss of the main sales person and the resultant loss of several key customers. The Company has not as yet been able to make up the loss of these sales in other areas. The Company has also continued to eliminate from its product line certain items which it felt were not profitable to sell. These items included nurses caps, shoe covers and surgical masks among others and represented products which were primarily manufactured by others. Management believes this elimination will also have an effect on sales in the next quarter as well.

    Net sales for the three month period ended February 29, 2000 were $375,808 as compared to $365,110 for the three months ended February 28, 1999, an increase of 3%. Net sales for the second quarter ended November 30, 1999 were $282,222, reflecting an increase in the third quarter of approximately $94,000.

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

    For additional information see Item 1. "Description of Business."

Cost of sales:

    Cost of sales expressed as a percentage of net sales for the nine months ended February 29, 2000 was 92% compared to 78% for the nine month period ended February 28, 1999. This is an increase to cost of sales of approximately 14% over the comparable nine month period last year. The increase is mainly due to the writeoff and writedown of inventory of its subsidiary which ceased operations as a separate entity in May, 2000. Cost of sales for the three month period ended February 29, 2000 was 63% of revenue for the period as compared to 131% for the same period last year. This difference as previously reported, was the result of inventory losses in its Mexican manufacturing facility, which has since been terminated.

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

    Gross profits for the nine months ended February 29, 2000 were lower by $340,400 than gross profits for the comparable period in 1999 on lower net sales for the period. Expressed as a percentage of net revenues, gross profits were 8% of net sales for the nine months ended February 29, 2000 compared to 22.4% of net sales for the comparable quarter in 1999.

    As previously noted the above increase to cost of sales and lower gross profit is due to the writedown and writeoffs of inventory during the second quarter of the nine months ended February 29, 2000.

    Selling, general and administrative expenses for the nine months ended February 29, 2000 were approximately $197,000 lower than for the comparable period ended February 28, 1999. Management is continuing to reduce overhead in light of current lower sales. Selling, general and administrative expenses as a percent of net sales were 51% for the nine months ended February 29, 2000 and 39% for the same period last year. The increased percentage for February 28, 1999 is directly related to the lower sales for the quarter.

    Selling, general and administrative expenses for the three months ended February 29, 2000 were $103,000 as compared to $244,002 at February 28, 1999, a decrease of $141,000 or approximately 58%. The three months ended February 29, 2000 shows a decrease in SG&A expenses of $129,400 over the second quarter ended November 30, 1999. The lower SG&A expenses were due to cost cutting measures implemented by the Company.

    Financing costs for the nine months ended February 29, 2000 in the form of interest expense was $35,600 lower than the comparable period in 1999. This reflects the lower amount by $400,000 of debt the Company is currently carrying.

    Net loss for the nine months ended February 29, 2000 was ($528,300) compared to net loss of ($452,680) for the comparable period in 1999. This is an increase of $75,600 and is a direct result of lower sales for the quarter. Net income for the three months ended February 29, 2000 was $4,100 as compared to a net loss of ($427,886) for the three months ended November 30, 1999. The loss at November 30, 1999 was mainly due to the write-down of inventory and services expensed in exchange for Company stock which were not recurrent in the current quarter.

    For information with respect to the possible effect of future trends on operations, see the discussion under the caption "Trends Affecting Liquidity, Capital Resources and Operations."

III. Capital Resources.

    During the three months ended February 29, 2000, there was no other significant increase in the purchase of any property or equipment.

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

    Some disposable products offered by the Company are made from plastic- based materials which have raised concern among environmental groups over their proper disposal. Although management believes that such concerns are, in many cases, valid, it is also believed that these concerns must be balanced with safety provided by these products against infectious diseases such as AIDS, hepatitis and others. This belief has recently been reinforced by the new, comprehensive safety regulations issued by the Occupational Safety and Health Administration
(OSHA) which require extensive new measures to combat the spread of infection and disease in many industries which had not previously required such measures. Most importantly, from the point of view of the Company, are the requirements for protective apparel such as that manufactured by the Company. Management believes that the regulations, which are now fully implemented, will increase demand for the Company's products and significantly expand the Company's markets. Based upon recent increased orders, management believes that most significant among these new markets for its products will be the hospital looking to comply with the new OSHA regulations, emergency service industries, including police, fire and ambulance services, and physicians, which routinely are exposed to unusually high risk of infectious diseases.

    Nevertheless, the requirements relating to proper disposal of plastic- based garments is still in question and the Company cannot predict the outcome of any future regulations relating to these matters. Any changes in manufacturing or disposal requirements could result in higher manufacturing costs and less profitability for the Company or, perhaps, complete elimination, which could have a substantially negative impact on liquidity and capital resources in the future.

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



                                        HEALTH-PAK, INC.



                                        /s/ Anthony J. Liberatore
                                            Anthony J. Liberatore
                                            President
                                            Chief Operating Officer
Dated:  February 7, 2001



                                        /s/ Michael A. Liberatore
                                            Michael A. Liberatore
                                            Vice President
                                            Chief Financial Officer
Dated:  February 7, 2001