Form 10QSB
period 1999-02-28
LIFE ENERGY & TECHNOLOGY HOLDINGS INC
filed 2001-02-12
CIK 840823

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549





                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




                         Quarter Ended February 28, 1999

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

           Class                               Outstanding at February 28, 1999

Common stock, $0.002 par value                            15,490,009


                                      INDEX

Part I.  Financial information


         Item 1. Condensed consolidated financial statements:

                 Balance sheet as of February 28, 1999 and
                 May 31, 1998                                             F-2

                 Statement of income (loss) for nine and three
                 months ended February 28, 1999 and 1998                  F-3

                 Statement of cash flows for nine months
                 ended February 28, 1999 and 1998                         F-4

                 Notes to condensed consolidated financial
                 statements                                            F-5 - F-8



         Item 2. Management's discussion and analysis of financial condition


Part II. Other information


Signatures

                          PART I FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS.

         The following condensed consolidated financial statements have been prepared by Health-Pak, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934 as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the condensed consolidated financial statements include all adjustments (consisting only of adjustments of a normal, recurring nature) necessary to present fairly the financial information set forth therein. Operating results for the three month period and the nine month period ended February 28, 1999 are not necessarily indicative of the results that may be expected for the year ending May 31, 1999.

         These condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in Form 10-KSB for the year ended May 31, 1998.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Balance Sheet as of February 28, 1999 and May 31, 1998                       F-2

Statement of Income for
Three Months and Nine Months ended February 28, 1999                         F-3

Statement of Cash Flows
For Nine Months Ended February 28, 1999                                      F-4

Notes to Condensed Consolidated Financial Statements                  F-5 to F-8

                         HEALTH-PAK, INC. AND SUBSIDIARY

    CONDENSED CONSOLIDATED BALANCE SHEET - FEBRUARY 28, 1999 AND MAY 31, 1998



                                     ASSETS

                                                February 28,       May 31,
                                                    1999            1998
                                                    ----            ----
Current assets:
  Cash                                          $    43,285     $    31,905
  Receivables, trade, net of
   allowance of $13,500                             416,723         641,152
  Inventory                                       1,384,639       1,572,320
  Note receivable                                    89,039          89,039
  Prepaid expenses                                   44,885          83,870
                                                -----------     -----------
    Total current assets                          1,978,571       2,418,286
                                                -----------     -----------

Property and equipment:
  Land                                              120,000
  Building                                          483,662
  Machinery and equipment                           401,351         315,978
  Leasehold improvements                            133,593         133,598
  Office equipment                                  110,130         110,130
  Automotive equipment                               21,021          21,021
                                                -----------     -----------
                                                  1,269,757         580,727
  Less accumulated depreciation                     295,500         248,417
                                                -----------     -----------
                                                    974,257         332,310
                                                -----------     -----------

Other assets:
  Investments in affiliated Company                 135,027         135,027
  Deposits                                           25,841          32,888
  Loan acquisition fees
   and costs, net                                    44,145           3,240

  Deferred offering expenses                         24,882          99,530
  Deferred income taxes                              83,115          83,115
  Cash surrender value, officers'
   life insurance                                    33,942          33,942
  Officer's loan                                      1,200           1,200
                                                -----------     -----------
                                                    348,152         388,942
                                                -----------     -----------
                                                $ 3,300,980     $ 3,139,538
                                                ===========     ===========


                                   LIABILITIES

Current liabilities:
  Current portion of long-term debt             $   552,703     $   748,806
   Accounts payable                                 737,837         811,730
   Payroll and sales tax payable and
    Accrued expenses                                128,674          98,508
                                                -----------     -----------
      Total current liabilities                   1,419,214       1,659,044
                                                -----------     -----------
Long-term debt, net of current
  portion                                           852,457          44,004
                                                -----------     -----------

  Commitments

  Minority interest in consolidated subsidiary                       11,279
                                                -----------     -----------

  Shareholders' equity:
   Common stock, .001 par value 2,000,000
     shares authorized, none issued
   Common stock, .002 par value 2,000,000
     shares authorized, issued and
     outstanding, 15,490,009                         30,980          30,980
    Common stock subscriptions, unissued             56,781
    Additional paid in capital                    2,304,334       2,304,334
    Deficit                                      (1,362,786)       (910,103)
                                                -----------     -----------
                                                  1,029,309       1,425,211
                                                -----------     -----------
                                                $ 3,300,980     $ 3,139,538
                                                ===========     ===========



            See notes to condensed consolidated financial statements.

                         HEALTH-PAK, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

             NINE AND THREE MONTHS ENDED FEBRUARY 28, 1999 AND 1998


                                                                  Nine months ended             Three months ended
                                                                     February 28,                    February 28,
                                                                1999            1998            1999             1998
                                                                ----            ----            ----             ----

Net sales                                                     $1,876,659      $2,682,952       $ 365,110       $ 925,456

Cost of sales                                                  1,456,161       1,905,704         478,484         676,797
                                                              ----------      ----------       ---------       ---------

Gross profit (loss)                                              420,498         777,248        (113,374)        248,659

Selling, general and
administrative expenses                                          648,776         790,923         216,882         286,341
                                                              ----------      ----------       ---------       ---------

Loss from operations                                            (228,278)        (13,675)       (330,256)        (37,682)
                                                              ----------      ----------       ---------       ---------

Other income (expense):
  Gain on investments in
   affiliated company                                                              4,390
  Interest expense                                              (152,377)        (95,872)        (71,199)        (34,102)
  Amortization                                                   (83,304)         (6,012)        (27,120)         (2,679)
                                                              ----------      ----------       ---------       ---------

                                                                (235,681)        (97,494)        (98,319)        (36,781)
                                                              ----------      ----------       ---------       ---------

Loss before minority
 interest                                                       (463,959)       (111,169)       (428,575)

Minority interest in
 income (loss) of
 consolidated subsidiary                                          11,279          43,131                           8,618
                                                              ----------      ----------                       ---------

Net income (loss)                                             $ (452,680)     $  (68,038)      $(428,575)      $ (65,845)
                                                              ==========      ==========       =========       =========

Earnings per common and dilutive common
 equivalent share:

  Basic and fully diluted                                     $     (.03)     $      .00       $    (.03)      $    0.00
                                                              ==========      ==========       =========       =========

Weighted average number of common shares outstanding:

  Basic and fully diluted                                     15,490,009      15,490,009      15,490,009      15,490,009
                                                              ==========      ==========      ==========      ==========


            See notes to condensed consolidated financial statements.

                         HEALTH-PAK, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                  NINE MONTHS ENDED FEBRUARY 28, 1999 AND 1998


                                                                                        1999              1998
                                                                                        ----              ----

Operating activities:
  Net loss                                                                            $(452,680)         $(68,038)
  Adjustments to reconcile net income
   to cash provided by operating activities:
     Depreciation                                                                        47,083            37,126
     Amortization                                                                        83,304             5,000
     Gain on investments in subsidiaries                                                                   (4,390)
     Gain (loss) on minority interest in
      consolidated subsidiary                                                           (11,279)          (43,133)
     Changes in other operating assets
      and liabilities:
       Accounts receivable                                                              224,429          (124,943)
       Inventory                                                                        187,681           (65,296)
       Prepaid expenses                                                                  31,004            (6,156)
       Accounts payable                                                                 (73,893)          213,749
       Accrued expenses                                                                  31,584           (32,724)
       Deposits                                                                           7,047            (1,378)
       Loan fees                                                                        (41,580)           11,744
                                                                                       --------          --------

       Net cash provided by (used in)
        operating activities                                                             32,700           (78,439)
                                                                                       --------          --------

Investing activities:
  Purchase of property and equipment                                                   (689,030)          (26,345)
                                                                                       --------          --------

       Net cash used in investing activities                                           (689,030)          (26,345)
                                                                                       --------          --------

Financing activities:
  Proceeds from common stock subscriptions                                               56,781
  Proceeds from financing                                                               731,351           220,012
  Proceeds from officers' loan                                                          190,399
  Payment of debt                                                                      (310,821)          (25,070)
                                                                                       --------          --------

       Net cash provided from financing activities                                      667,710           194,942
                                                                                       --------          --------

Net increase in cash                                                                     11,380            90,158

Cash, beginning of period                                                                31,905           233,330
                                                                                       --------          --------

Cash, end of period                                                                    $ 43,285          $323,488
                                                                                       ========          ========

Supplemental disclosures and cash flow information:
  Cash paid during the year for:
    Interest                                                                           $152,877          $ 95,872
                                                                                       ========          ========
    Income taxes                                                                       $      0          $      0
                                                                                       ========          ========



            See notes to condensed consolidated financial statements.

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not included all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the nine months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended May 31, 1998 included in its Annual Report filed on Form 10-KSB.

2.  Principles of consolidation:

    The accompanying consolidated financial statements also include the accounts of the Company and its 65% owned subsidiary, Protective Disposal Apparel, LLC. Inter-company transactions and balances have been eliminated in consolidation.

3.  Nature of business:

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

    The Company maintains manufacturing facilities in upstate New York, Mexico and to a lesser extent Haiti. In addition to paper goods, the Company also manufactures a sporting goods accessory item, sales of which were minimal for the nine months ended February 28, 1999. The Company's sales are spread throughout the United States.

4.  Inventories:

    Inventories consist of:


                                                February 28             May 31
                                                    1999                 1998
                                                    ----                 ----
        Raw materials                            $  354,998          $  483,696
        Finished goods                            1,029,641           1,088,624
                                                 ----------          ----------
                                                 $1,384,639          $1,572,320
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

6.  Corporate debt:


                                                                  Rate         Amount     Maturity
                                                                  ----         ------     --------
        Credit line, Foothill Capital
         Corporation                                (a)         10.75%     $  456,746
        Note payable, Manifest Group                (b)            10%          8,364     July, 1999
        Note payable, Waste Mgmt. of N.Y.           (c)            10%            960     June, 1999
        Note payable, Resource Capital Corp.        (d)            10%          2,107     March, 2000
        Note payable, Resource Capital Corp.        (e)            10%          1,012     September, 1999
        Note payable, Resource Capital Corp.        (f)            10%          1,745     July, 1999
        Note payable, City of Utica                 (g)             3%        140,298     June, 2005
        Note payable, bank                          (h)      Prime +2%        245,833     November, 2013
        Note payable, bank line of credit           (i)          11.5%         37,719     May, 2001
        Note payable, U.S. SBA                      (j)          5.85%        245,265     December, 2018
        Note payable, Acclaim Leasing               (k)            10%         74,712     November, 2001
        Notes payable, officer                      (l)            n/a        190,399
                                                                           ----------
                                                                            1,405,160
        Less current portion                                                  552,703
                                                                           ----------

                                                                           $  852,457
                                                                           ==========

        (a) The Company opened a line of credit with Foothill Capital Corporation in September 1996. The loan ceiling amount is based on a percentage formula of eligible accounts receivable and inventory. The rate of interest at February 28, 1999 was 10.75%.

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


6.  Corporate debt (continued):

      (e) Note payable is collateralized by equipment with a cost of $5,296. The note is payable in installments of $155 per month including interest.

      (f) Note payable is collateralized by equipment with a cost of $9,053. The note is payable in installments of $251 per month including interest.

      (g) Note payable is collateralized by machinery, equipment, furniture and fixtures, inventory and accounts receivable. The note is payable in installments of $1,982 per month including interest.

      (h) Note payable is collateralized by real estate. The note is payable in principal installments of $1,389 per month plus interest.

      (i) Note payable is collateralized by accounts receivable, machinery, equipment, inventory, intangibles and chattel paper. The note is payable in principal installments of $1,347 per month plus interest.

      (j) Note payable is collateralized by real estate. The note is payable in monthly installments of $2,078 including interest and loan fees.

      (k) Note payable is collateralized by equipment with a cost of $84,351. The note is payable in installments of $2,599 including interest.

      (l) Note payable is unsecured and has no stated interest rate or repayment terms.

      Maturities of long-term debt as of February 28, 1999 are as follows:



               Year                                         Amount
               ----                                         ------
         February 29, 2000                               $  552,703
         February 28, 2001                                   90,804
         February 28, 2002                                   73,215
         February 28, 2003                                   46,481
         February 28, 2004                                   47,630
         Thereafter                                         594,327
                                                         ----------
                                                         $1,405,160
                                                         ==========

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.   Income taxes:

     The components of deferred tax assets and liabilities are as follows:

           Deferred tax assets:
              Bad debt allowances                                 $    500
              Net operating loss carryfoward                       114,115
                                                                  --------
                                                                   114,615
                                                                  --------
           Deferred tax liability:
              Depreciation                                             900
                                                                  --------

           Deferred tax asset                                      113,715

           Valuation allowance                                      30,600
                                                                  --------

           Net deferred tax asset                                 $ 83,115
                                                                  ========

     As of February 28, 1999, the Company has available, for tax reporting purposes, net operating loss carryovers of approximately $640,000 which expire through 2013.

8.   Related party transactions:

     Officers loans are unsecured and non-interest bearing. Officers have indicated that they will not be repaid in the current year. In addition, the Company has advanced funds to its minority interest partner, Protective Disposal Apparel, in the amount of $89,039.

9.   Stock options:

     As of February 28, 1999, all common stock options have expired.

10.  Earnings per share:

     Primary earnings per share is computed based on the weighted average number of shares outstanding plus the shares that would have been outstanding if any outstanding common stock options, which are considered to be common stock equivalents were converted to shares of common stock. However, according to FASB 128, potential issuances of common stock options are excluded from the calculation of earnings per share when an entity incurs a loss from operations, and the potential increase in the number of shares outstanding would result in a lower loss per share. Common stock options at February 28, 1999 and 1998 were -0- and 1,600,150, respectively.

     Reconciliation of shares used in computation of earnings per share:

                                                             February 28, 1999       February 28, 1998
                                                             -----------------       -----------------
        Weighted average of shares actually
         outstanding                                             15,490,009              15,490,009
        Common stock options                                              -                       -
                                                                 ----------              ----------

        Primary and fully diluted weighted
         average common shares outstanding                       15,490,009              15,490,009
                                                                 ==========              ==========

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

(a) FINANCIAL CONDITION

ASSETS

         Total assets increased by 161,422 at February 28, 1999 when compared to the year ended May 31, 1998, and increase of approximately 5.2% this increase is largely due to the acquisition by the Company of its plant facility in Utica, New York, which took place in July, 1998.

         Total assets decreased by 428,620 during the quarter ended February 28, 1999 when compared to the six months period ended November 30, 1998, a decrease of approximately 12%.

         The increase in assets at February 28, 1999 was also slightly enhanced by additions to cash (increased by $11,380 compared to the year ended May 31, 1998), and machinery and equipment (which increased by $85,373 reflecting additional equipment purchases). These increases were also offset by reductions in inventory (down by approximately $187,681 from the year ended May 31, 1998) and prepaid expenses (down by $38,985) and a decrease in accounts receivable (down by $224,429).

         The increase in cash for the nine months ended February 28, 1999 was due to the fact that Anthony J. Liberatore, President of the Company, loaned $55,000 to the Company during the period to offset the dislocation of cash caused by the purchase of the building occupied by the Company in July, 1998.

         The decrease in receivables at February 28, 1999 is caused by the fact that the Company had lower sales activity during the nine month period ended at February 28, 1999. Inventory decreased slightly as a normal part of experiencing lower sales for the nine month period and because of the Company's decision to remove certain non-profitable items from its line. At February 28, 1999, inventory was approximately 12% lower than at the year end.

There were no significant purchases of machinery and equipment during the quarter. During the nine months ended February 28, 1999 approximately $70,000 was spent on the acquisition of machinery to manufacture tissue paper which will be added to the Company's line of products.

         In summary, total assets increased by 5.2% at February 28, 1999 when compared to the year ended May 31, 1998 and decreased by 12% since the quarter ended November 30, 1998. The primary reason for the increase since the year end has been previously identified as the result of purchasing the Company's plant facility and the purchase of machinery and equipment. These purchases will, of course, be offset by increases in liabilities to the extent that the properties were financed.

LIABILITIES

         Current liabilities have decreased by $239,230 during the nine month period ended February 28, 1999 compared to the year ended May 31, 1998. The principal reason for this reduction arises from the fact that accounts payable were reduced significantly by February 28, 1999 (by approximately $73,893 during the nine months ended February 28, 1999) and payroll and sales taxes were further slightly reduced for the period. These reductions were offset by increases in the current portion of long term debt, bank notes payable and officer's loans to the Company.

         The increase in the current portion of long term debt arises largely from the liability incurred by acquiring the Company's plant facility in Utica, which was purchased in July, 1998, and was financed during the quarter ended August 31, 1998. The current portion of long term debt was also slightly influenced by the purchase of machinery and equipment during the nine months ended February 28, 1999. The increase in bank notes payable indicates additional borrowing by the Company on its credit line and notes payable to officers reflects the loan made by the Company's president in the amount of $55,000.

         In the quarter ended November 30, 1998 we reported that a significant portion of the loan covering the building purchased in the previous quarter in the amount of $240,000 was due in December, 1998 and was accounted for as a short term debt in current liabilities. It was anticipated that this loan would be replaced by a long term SBA loan, which would then permit the reversal of this entry as a short term liability. The loan was subsequently replaced by the anticipated long term SBA loan before maturity in December. Therefore, in the quarter ended November 30, 1998, the long term portion of that loan has been accounted for as a long term liability and is the reason for the dramatic drop in the current portion of long term debt for this period compared to the last quarter (i.e. $301,472 was reported as the current portion of long-term debt in the quarter ended August 31, 1998 and only $96,907 at November 30, 1998). Total current liabilities were lower by $239,830 because of this adjustment when compared to the year ended May 31, 1998; however, except as noted above, total current liabilities at February 28, 1999 were otherwise quite comparable to the year ended May 31, 1998.

         Total current liabilities for the quarter ended February 28, 1999 are approximately $239,830 lower when compared to the year end, but this is not significant when you take into account the fact that the company had a substantial increase in long term liabilities associated with the acquisition of its real property as stated above.

         It should also be noted that accounts payable were further reduced in the nine months ended February 28, 1999 by $73,893 when compared to the year ended May 31, 1998. This reflects the application of additional cash during the period to the payment of payables.

         Liability for payroll taxes varies with the number of employees at any given time and the date upon which the period falls. There was an increase in this account of approximately $30,166 during the nine months period ended February 28, 1999 when compared to the year ended at May 31, 1998.

         Long term debt at February 28, 1999 was increased by $808,453 when compared to the year ended May 31, 1998. As stated previously, this increase was caused by the addition of further debt to finance the purchase of the plant facility and machinery and equipment purchases during the period. This account was also increased from the previously reported $680,249 at the end of November 30, 1998 for the reasons stated above (i.e. because of the transfer of debt from short term to long term as stated above).

         While total liabilities increased by some $568,623 at February 28, 1999 compared to the year ended May 31, 1998 which was as expected from the debt acquired in connection with the acquisition of the real property made in July, 1998.

         The increase in liabilities since the year end is balanced by an increase in total assets of $161,442 at February 28, 1999 and a decrease in assets of $428,620 at February 28, 1999 compared to the second quarter ended November 31, 1998.

         Also, while the company experienced a lower operating profit at February 28, 1999 compared to the year end and the end of the first quarter, the net loss for the nine months ended February 28, 1999 was higher than for previous periods because of increased amortization and interest expense and is reflected in the fact that the Company's deficit was greater at February 28, 1999 by approximately $452,683 compared to the year end and by $428,576 compared to the quarter ended November 30, 1998. See "RESULTS OF OPERATIONS".

         Management believes that, except for taking into account the fact that the Company purchased the real property and the machinery and equipment referred to above, there has been no significant change in the financial condition of the Company during the quarter.

         See "RESULTS OF OPERATIONS" for additional information. for information regarding liquidity, see Subparagraph (b) "LIQUIDITY" below. For additional information relating to the financial condition of the Company, also see "INFLATION" and "TRENDS AFFECTING LIQUIDITY, CAPITAL RESOURCES AND OPERATIONS".

(b)  LIQUIDITY

         The Company had sufficient liquid assets to meet its obligations at the end of February 28, 1999. Working capital at February 28, 1999 was $559,357 compared to $759,242 at the year ended May 31, 1998, a decrease due to the added burdens of increased current debt resulting from acquisitions of property and notes payable to banks. For comparison purposes, working capital at the end of November 30, 1998 was $771,802.

         As we have described above, working capital at February 28, 1999 was greatly affected by accounting for the current portion of the debt incurred by the Company to acquire its plant facility. A portion of the debt as originally structured was due in December 1998; however, it was to be replaced by a long term SBA loan which was not closed by the end of the first quarter. When this loan was closed, the current portion of long term debt was adjusted to reflect the disposition of the loan. This explains why working capital at November 30, 1998 was $771,802 compared to $559,357 at February 28, 1999.

         Principal short-term liabilities at February 28, 1999 were $552,703 in the current portion of long term notes due, $737,837 in accounts payable and payroll taxes due of $128,674 for a total of $1,419,214 in short term liabilities. Against this total, at February 28, 1999, the Company had liquid current assets consisting of cash in the amount of $43,285 receivables of $416,723, inventory in the amount of $1,384,639 and notes receivable of $89,039 and prepaid expenses of $44,885 for a total of $1,978,571.

         At February 28, 1999, management also had at its disposal a credit line of $850,000 of which approximately $80,000 was available at November 30, 1998. The credit line was increased in 1998 to $850,000 from $750,000 last year. The Company may find it necessary to replace its credit facility in the near future; however it is waiting for a conclusion with respect to its private offering before taking action in this area.

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

         The principal source of funds for the Company's operations during quarter ended February 28, 1999 has been from operating revenues and proceeds from its credit line, as reflected in the Company's financial statements.

II.  RESULTS OF OPERATIONS

(a)  NET SALES

         Net sales at the nine month period ended February 28, 1999 were $1,876,659. This compares with net sales of $2,682,952 for the nine month period ended February 28, 1998. While the difference is $806,293 a decrease of approximately 30.1% from 1998 to 1999, it must be looked at from the point of view that the Company took deliberate action to eliminate a certain percentage of sales in the quarter ended November 30, 1998 that were not profitable. This elimination, combined with shipping differences (i.e. during the second quarter ended November 30, 1998, orders which are usually shipped in this period were made early enough during the last fiscal year to be shipped in the year ended May 31, 1998) and a general downturn in industry orders (which the Company also serves in addition to the medical supply industry) resulted in lower sales for this period.

         Net sales at the end of the three month period ended February 28, 1999 were also lower than for the same period last year (i.e. net sales for 1999 were $365,110 for the quarter compared to sales of $925,456 in 1998, a difference of $560,346, or approximately (60.5%). Lower sales during the quarter ended February 28, 1999 resulted from a continuation of the factors describe above, except that shipping differences were not involved, but the other factors mentioned above had more of an impact in this period.

         Sales which were eliminated from the Company's line because of unprofitability included nurses caps, shoe covers and surgical masks among others and represented products which were primarily manufactured by others.

         The Company is now seeing a turnaround in demand from industry as orders are beginning to improve and sales are increasing now in that area.

         Net sales in the nine month period ended February 28, 1999 were not affected by price changes or significant additions from new business during the period to increase sales to former levels.

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

(b)  COST OF SALES

         The elimination of unprofitable sales did result in a higher cost of sales percentage for the nine months ended February 28, 1999 compared to 1998 (i.e. 77.6% for 1999 compared to 71.0% for 1998) which, combined with higher costs for selling, general and administrative expenses for the nine months ended February 28, 1999 resulted in an increased loss from operations fro 1999 compared to 1998.

         In addition, the Company did experience a significant increase in cost of sales for the three months ended February 28, 1999 compared to the three months ended February 28, 1998 (i.e. cost of sales at the end of three months ended February 28, 1999 was at 131% compared to 73.1% for the same period in
1998). This result occurred because the Company suffered a loss of approximately $104,250 in inventory in its Mexican production facility. This facility was inherited from the PDC acquisition and operated as a separate contractor with the Company. When requested to deliver an inventory count, it was noticed that part of the inventory consisting mainly of raw materials, was missing. The Company immediately took steps to terminate its relationship with this facility and will perform the operations previously made in Mexico at its plant in Utica, New York. The Company does not anticipate any dislocation because of this move and further, does not expect any substantial negative impact on cost of sales or profitability because management believes the work done in Mexico can be easily replaced in its own plant without significant increases in costs.

         The effect of the Company's action to discontinue unprofitable sales was clearly evident in the quarter ended November 30, 1998 which showed cost of sales of only 72.3%. It was because of this low percentage that the impact of the higher cost of sales percentage for the quarter ended November 30, 1998 was less significant and the average cost of sales for the nine months ended February 28, 1999 was more significant overall. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" in the 10-QSB report filed for the quarter ended November 30, 1998.

         It should be remembered that the cost of sales increased in 1997 to 73.8% with the introduction of PDA products as part of the Company line. Management pointed out that the PDA products were initially introduced at a higher cost basis than the Company's products. These differences which resulted in a cost of sales for more recent periods that is higher than the Company's usual standards.

(c)  GROSS PROFITS

         Gross profits for the nine months ended February 28, 1999 were lower by $356,750 than gross profits for the comparable period in 1998 primarily due to the fact that net sales for the nine months ended February 28, 1999 were also lower by approximately 22.4% for that period compared to February 28, 1998. Expressed as a percentage of net sales, gross profits were 22.4% of net sales for the nine months ended February 28, 1999 as compared to 28.9% of net sales for the same period in 1998. The decrease occurs because of the higher cost of sales percentage for the nine months ended February 28, 1999 compared to the nine months ended February 28, 1998. The higher cost of sales percentage was incurred in this period because of certain difficulties experienced in the three months ended February 28, 1999 (see below). this compares with a gross profit percentage of 32.2% at the year ended May 31, 1998.

         For the three months ended February 28, 1999 gross profits expressed as a percentage of net sales was (31.1%) compared with 36.8% for the comparable period in 1998. The lower gross profit percentage for the three months ended February 28, 1999 is caused by both lower sales and a high cost of sales percentage for that period as explained above. As previously stated, this period was influenced by a loss of inventory, lower sales because of the elimination of unprofitable products and because of a downturn in industry orders.

(d)  SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs for the nine months ended February 28, 1999 were substantially lower when compared to the same period last year. This was due to the fact that the two principal officers of the Company waived their salaries during this period and one other officer (mainly concerned with the operations of PDA) resigned and was not replaced during the period.

         Selling, general and administrative costs were also lower in the three months ended February 28, 1999 for the same reasons stated above.

         As has been said, the elimination of unprofitable business in recent months and the price increases effected for the PDA products during the 1997 fiscal year, among other things, influenced the higher cost basis for products in the nine months period ended February 28, 1999 and, combined with high selling, general and administrative costs in that period resulted in no improvement in income from operations for the first nine months of the 1999 fiscal year compared to the same period in 1998 which showed a loss of ($13,675) compared to the ($228,278) loss from operations for the nine months ended February 28, 1999. Selling, general and administrative expenses were also lower for the three months ended February 28, 1999 for the same reasons described above.

(e)  INTEREST AND AMORTIZATION EXPENSES

         Interest expenses increased by approximately $56,500 in the nine months period ended February 28, 1999 compared to the previous period in 1998. This reflects additional borrowing by the Company during the period. Amortization also increased during the period to account for the additional debt incurred by the acquisition of the Company's plant facility in July, 1998.

         These expenses combined to result in a net loss for the nine months ended February 28, 1999 as it did for February 28, 1998. However, the loss for the nine months ended February 28, 1999 was more significant because of the increases in interest costs and amortization. These same factors combined to produce a net loss for the three months ended February 28, 1999 compared to the three months period ended February 28, 1998 which showed a loss of ($65,845), because the full weight of the amortization costs were not in place as yet.

         In order to offset the costs of borrowing and amortization, it will be necessary for the Company to increase its net sales by either adding additional products, services or customers or by making an acquisition. The Company is undertaking to do this now by its proposed plan to increase sales and by arranging for additional financing to allow acquisitions which management has had in mind as well as the acquisition of Jake Industries Inc., discussed above, which is scheduled shortly. In addition, the Company believes that with its new tissue products, (i.e. toilet tissue for industrial use and tissue paper for examination tables in medical and veterinary offices) it will open new markets and sales.

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

         Also, during the nine months ended February 28, 1999, the Company purchased additional machinery and equipment to manufacture tissue paper for its planned entry into the market for such products, including toilet tissue for institutional customers and tissue paper for examination tables. There were no other significant increases in the purchase of any other property or equipment.

         The Company also does not presently anticipate the allocation of other significant resources for machinery and equipment purchases in the near future, unless its proposed private offering of securities is successful. Any such commitments however, will be dependent on demand for the delivery of products under new or increased orders and will primarily be purchased in cooperation with New York State financing programs, leasing programs or bank financing without committing substantial cash resources. Future conditions, however, may change this position.

         Current conditions indicate however, that some funds will be required for additional capital expenditures in the near future which coincides with management's sales expansion program; however, as explained above, financing for purchasing these resources will be obtained from sources which will not require a substantial outlay of cash and will be in proportion to its expansion program.

IV.  INFLATION

         Management anticipates that inflation will not have a material effect on the Company's operations in the future. This is principally due to two factors. First, if orders increase due to inflation, the Company presently has adequate manufacturing equipment and capacity to support not only its present level of operations but, with the addition of a second and, if needed, a third operating shift, to support a substantial increase in production of its present product lines. Second, although product pricing would be affected by inflation due to higher costs, management believes that public health and safety concerns would outweigh any negative impact of price increases and would not adversely affect the Company's projected sales. Additionally, the hospital and health care markets have historically been best able to pass on increased costs which are typically paid by insurance coverage.

V.  TRENDS AFFECTING LIQUIDITY, CAPITAL RESOURCES AND OPERATIONS

         A number of factors are expected to impact upon the Company's liquidity, capital resources and future operations. Included among these are (i) environmental concerns; (ii) economic factors generally affecting the health care industry; (iii) governmental regulations of the Company's products and (iv) the growing concern in many industries about controlling the spread of infectious disease.

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

         Management also believes that perhaps the most significant adverse impact upon its liquidity, capital resources and future operations may result from economic pressures to keep health care costs low. Spearheaded by health care insurers and now the federal government, the entire health care industry in the United States has come under increasing pressure and scrutiny to reduce unnecessary and wasteful costs. To meet the criticism in recent years over the higher cost of disposable products, the Company has introduced a line of limited reusable products. These products are designed to be washed and reused from between 25 and 100 times before being replaced Management believes that such products will not only address the economic concerns but also the environmental issues by reducing the amount of products which are being discarded. However, as already mentioned, in situations where there is a high risk of spreading infection, management believes that the disposable products will continue to have strong appeal and demand in the marketplace.

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


                                             HEALTH-PAK, INC




                                              /s/ Anthony J. Liberatore.
                                              --------------------------
                                                  Anthony J. Liberatore
                                                         President
                                                 Chief Operating Officer
Dated:  February 9, 2001


                                              /s/ Michael A. Liberatore
                                              -------------------------
                                                  Michael A. Liberatore
                                                      Vice President
                                                 Chief Financial Officer

Dated: February 9, 2001