Form 10KSB40
period 2000-05-31
LIFE ENERGY & TECHNOLOGY HOLDINGS INC
filed 2001-03-01
CIK 840823

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITY EXCHANGE ACT OF 1934 [FEE REQUIRED]

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

 For the fiscal year ended May 31, 2000      Commission file No. 33-24483NY

         DELAWARE                                            11-2914841
-----------------------------                       ---------------------------
State or other jurisdiction                             (IRS Employer ID#)
 of incorporation or organization



                                HEALTH-PAK, INC.
                    ----------------------------------------
              Exact name of Registrant as specified in its charter


                  2005 Beechgrove Place, Utica, New York 13504
             -------------------------------------------------------
               (Address of principle executive offices) (Zip code)

        Registrant's telephone number, including area code (315) 724-8370
                                                           ---------------

        Securities registered pursuant to Section 12 (b) of the Act: None
                                                                     ----

        Securities registered pursuant to Section 12 (g) of the Act: None
                                                                     ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934, during the preceding 12 months (or for such period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                   Yes                  No   X
                      ________            _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of the Registrant' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB. [X]

         Issuers revenue for its most recent fiscal year $927,755
                                                         --------

         The aggregate market value of the shares of common stock held by non-affiliates of the Registrant based on the closing price of $1.40 per share at February 26, 2001 is approximately $3,768,650.

         The number of shares outstanding of each of the Registrant's classes of Common Stock, as of May 31, 2000 is 2,691,893 shares, all of one class of $.002 par value Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Form 8-K reports for November 3, 2000, December 4, 2000, December 26, 2000, January 19, 2001, January 25, 2001 and the Form 8-KA amendment to Form 8-K for December 4, 2000, filed February 5, 2001

         Transition Small Business Disclosure Format  Yes           No   X
                                                         ________     _______

PART I



ITEM 1.  DESCRIPTION OF BUSINESS.

        In December, 2000, the Company acquired Life Energy & Technology Holdings, Ltd. ("LETH"), a corporation organized under the laws of the Republic of Ireland. This acquisition substantially changed the nature of the business of the Company as LETH is substantially larger than the Company and is engaged in businesses that are not related to the Company's business. Under terms of the acquisition agreement with the Company, the Company issued 15,000,000 shares of Common Stock and Preferred Stock Series B to the shareholders of LETH and the LETH shareholders became the principal shareholders of the Company. LETH has the option to transfer the existing business and operations of the Company as described here to Anthony J. Liberatore in exchange for a substantial portion of his Common Stock in the Company; however, to date, LETH has not exercised this option and may retain the business of the Company in the future.

        The discussion which follows, therefore, relates specifically to the business of Health-Pak, Inc. and does not contain any information concerning the operations about its operations, reference is made to Form 8-K for November 3, 2000, December 4, 2000, December 26, 2000, January 19, 2001, January 25, 2001
and the recent Amendment to Form 8-K for December 4, 2000, filed on Form 8-KA February 5, 2001, all of which are incorporated herein by reference.

            Information about the business of Health-Pak, Inc. is as follows:

        The Company's primary business in fiscal 2000 continued to be the manufacture and/or distribution of reusable and nonwoven disposable textile products, including apparel such as examination gowns, lab coats, surgical gowns, coveralls and ancillary items such as aprons, masks, caps, covers, surgical draperies, diapers and underpads, towels, wipes, cloths and sterilization wraps and other related products, which were sold primarily to the hospital and medical marketplace and non-medical fleece sportswear, winter wear and golf wear sold primarily to customers in the regular clothing industry.

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


        The Company also sells its outdoor sportswear, spun polyester fleece items, winter wear and recreational wear and other non-medical or industrial protective wear through another outlet store in the Utica area While these sales are not material compared to the overall revenues for other products, this has been a slowly growing business for the Company. These products include winter wear scarves, hats, gloves, pants, socks, jackets, shirts and related other wearables and accessories for both men and women.


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

        During fiscal 2000, the Company's two largest customers accounted for 30% and 6%, respectively, of its total annual net sales.

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


        In addition to the advantages offered by their larger size, greater resources, greater visibility and established reputations in the market, certain of the Company's larger competitors possess the added advantage of also producing the fabrics from which their products are made. The control over the cost of materials provided by this kind of "vertical integration" may be even more advantageous to such companies in the future if costs continue to pose increasing problems for the medical apparel business ( as has recently been the case).


        Product competition in the medical apparel industry is primarily based on price, fabric quality and design features. However, in most cases, the resources controlled by the major suppliers in the industry give them the ability to supply a broad range of customer requirements at the lowest possible price and, therefore, they have a considerable competitive advantage." This is particularly true for hospital chains, associations and buying consortiums and for other large institutional customers. This situation, of course, places smaller firms such as the Company at a competitive disadvantage. The Company is not a significant factor in the medical apparel industry and competes primarily on price, service, quality and delivery.


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


Employees.

        At present the Company employs a total of 47 persons, including two executive officers, seven employees in managerial or supervisory capacities, and 38 hourly production employees. As the Company implements the planned expansion of its operations it will require additional personnel, both skilled and unskilled. Although the Company believes that the personnel it will require is readily available at reasonable salary rates, no assurance can be given that it will be able to attract the type and quantity of employees its operations will require. Further, even if such personnel are available, no assurance can be given that they can be hired on terms favorable to the Company.


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

ITEM 2. DESCRIPTION OF PROPERTIES.

Facilities.

        As previously stated, on December 4, 2000, the Company acquired Life Energy & Technology Holdings, Ltd. ("LETH"), a corporation organized under the laws of the Republic of Ireland. This corporation has significantly greater assets and properties than the Company. For additional information reference is made to the Form 8-K filed for November 3, 2000, December 4, 2000 and the amendment to the 8-K report filed for December 4, 2000 filed on Form 8-KA on February 5, 2001, all of which are hereby incorporated by reference. The discussion which follows relates only to the Company's properties at May 30, 2000.

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

        The Company also leased through its subsidiary (PDA), a small sales office facility in Asheville, North Carolina for one full time employee engaged in sales activities for PDA. In December 1999, the sales office in North Carolina was closed. Sales continued for the subsidiary from the Utica location through April 2000. As of May 1, 2000 the subsidiary discontinued operations and the remaining customers are now being serviced by the Utica office.

ITEM 3. LEGAL PROCEEDINGS.

        Except as noted above, the Company knows of no substantial litigation pending, threatened or contemplated, or unsatisfied judgments against it, or any substantial proceedings in which the Company is a party as of May 31, 2000. The Company also knows of no legal actions pending or threatened or judgments entered against any officers or directors of the Company in their capacity as such, except for one pending suit brought in the Supreme Court of The State of New York, County of Oneida, against the Company and Anthony J. Liberatore by Edward Dyman, a former director of the Company. The suit was commenced on March 13, 1991 and alleges, in essence, that certain services were performed on behalf of the Company which were not properly compensated and seek money damages in the aggregate amount of approximately $1.1 Million. The plaintiff in this case has taken no action for more than three years. The Company has vigorously defended this suit, has interposed counterclaims against the plaintiff which seek money damages against Mr. Dyman in the sum of $5 Million in the aggregate. Based upon the opinion of Usher, Quiat & Usher, special litigation counsel, this suit is subject to good and non-frivolous defenses and management expects to prevail in its defense of the suit and expects to prevail with respect to its counterclaim. No adverse impact upon the Company or its operations is expected to result from the suit.

        During the year ended May 31, 2000, several of the Company's creditors commenced litigation for non-payment of amounts due them for invoices in the normal course of business which were unpaid. Several of these creditors received judgments in their favor totalling approximately $76,000. In June, 2000 the Company filed for bankruptcy protection under Chapter 11 of the Internal Revenue Code for its principal subsidiary, Health-Pak, Inc. a New York corporation."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to the Company's stockholders during the fourth quarter ended May 31, 2000.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company sold an issue of Units consisting of Common Stock and Warrants in 1990. Trading in the Units commenced in September, 1990; however, the Company's Common Stock has traded separately from the Units since August 1991 and the last trading in the Units occurred on March 12, 1992. Trading in the Common Stock has been on a limited basis. The principal market on which the Company's securities were traded was the OTC Electronic Bulletin Board. However, currently, the Company's common stock is traded in the "pink sheets" because of its suspension from the Bulletin Board for failing to file required reports under the Securities Exchange Act of 1934, as amended. The Company is currently attempting to correct this situation by filing with the Securities and Exchange Commission all of the past reports due, of which this 10-KSB report is one. Upon completion of the compliance requirements, the Company hopes to have its trading restored to the Bulletin Board.

        The following tables show for the periods indicated the range of high and low bid quotes for the Common Stock of the Company which were obtained from the National Quotation Bureau and are between dealers, do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions. There is no present trading market for the Company's Units or issued Warrants. The following transactions were reported on the Bulletin Board, prior to the Company's suspension:


                           COMMON STOCK TRADING HISTORY

        The Company' Common Stock is traded in the over-the-counter market on the OTC Electronic Bulletin Board. A summary of the trading history for the Company's Common Stock is as follows:

                                                                         BID
                                                               High               Low
         Quarter ended May 31, 1998                            $0.175             $0.165
         Quarter ended August 31, 1998                         $0.165             $0.07
         Quarter ended November 30, 1998                       $0.95              $0.09
         Quarter ended February 28, 1999                       $1.50              $0.3438
         Quarter ended May 31, 1999                            $0.9375            $0.9063
         Quarter ended August 31, 1999                         $0.438             $0.438
         Quarter ended November 30, 1999                       $0.22              $0.22
         Quarter ended February 29, 2000                       $0.25              $0.12
         Quarter ended May 31, 2000                            $0.14              $0.08

        On May 31, 2000 the reported high bid price for the Company's Common Stock was $0.14. The number of record holders of the Company's Common Stock on May 31, 2000 was 254. There currently are 14 market makers for the Company's securities.

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



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

I.  Financial Condition and Liquidity.

Introduction.

        This discussion is limited to the Company and its subsidiaries as they existed prior to the acquisition on December 4, 2000 of Life Energy and Technology Holdings Ltd. ("LETH"), a corporation organized under the Republic of Ireland. No information is included here about LETH. For information about LETH reference is made to the Form 8-K filed for November 3, 2000, December 4, 2000, December 26, 2000, January 19, 2001, January 25, 2001 and the amendment to the 8-K report filed for December 4, 2000 filed on Form 8-KA on February 5, 2001, all of which are incorporated herein by reference.

        As previously stated, the Company's subsidiary, Protective Disposable Apparel, LLC discontinued operations on May 1, 2000. The financial statements and the discussion which follows includes the assets, liabilities and operating results for Health-Pak, Inc. alone. The prior year's financial statements have been recharacterized for this discussion as if operations for the subsidiary were discontinued.

(a)     Financial Condition.

Assets:

        Total assets decreased by $307,600 at May 31, 2000 when compared to May 31, 1999, a decrease of 20%. The decrease in assets occurs mainly from the large decline in inventory which decreased by $290,900. The Company also saw a decrease in prepaid expenses of $19,000 and in other assets of the cash surrender value of officers life insurance of $24,600. These decreases were partially offset by an increase in cash and accounts receivable of $15,700 and $70,200 respectively.

        There were no major purchases of property and equipment during the year, with total net property and equipment decreasing by $55,000 for normal yearly depreciation.

        A comparison of certain significant tangible assets of the Company for the three fiscal years ended May 31, 2000 is as follows:

                                               2000                1999        1998
                                               ----               -----        ----
        Cash                               $   15,726          $       83    $   97,600
        Receivables                           171,043             100,865       140,578
        Inventory                             197,813             488,727       898,646
        Net Property
         & Equipment                          841,226             896,513       295,364
                                            ----------         ----------    ----------
                                            $1,225,808         $1,486,188    $1,432,188
                                            ==========         ==========    ==========

        This comparison shows an increase in cash for 2000 as compared to 1999 in the amount of $15,640 and an increase in accounts receivable of approximately $70,200. Inventory decreased by $290,900 from May 31, 1999 and net property and equipment decreased for normal depreciation.

        The decrease in inventory of 60% as compared to May 31, 1999 reflects the write down of inventory to net realizable value and the write- off of obsolete inventory. At the end of the third quarter (February 28, 2000) inventory was $205,458.

        The increase in accounts receivable of 70% from May 31, 1999 levels is largely due to the addition of sales retained from the Company's discontinued subsidiary.

        Receivables decreased by approximately 4% or $6,000 from the quarter ended February 28, 2000.

        Cash in 1998 increased because the Company made a decision in that year to accumulate cash to use as a down payment for the purchase of the building occupied by the Company and to cover closing costs. While this purchase was not concluded during the 1998 fiscal year, closing expenses did occur in that period. The building was purchased during the first quarter of 1999, in July of 1998. As previously stated, management believes that the building purchase will result in significant savings in terms of rent for future operations.

        In 1998, the Company replaced its high cost factoring arrangements with a more reasonable receivables financing agreement which resulted in reduced interest expense for 1998. However, in 2000, and 1999, the Company experienced a shortfall of cash due to the sales declines of its subsidiary, late charges and late payments. As a result the Company found its interest expense increasing once again.

        Comparison of the quarter ended February 28, 2000 and the year ended May 31, 2000.

        The differences in total assets between third quarter ended February 28, 2000 and the year ended May 31, 2000 are the decreases in accounts receivable of $44,000, inventory and net property and equipment of $16,000 each, cash surrender value of officers life insurance of $24,600 and cash of $8,000.

Liabilities:

        Increases in accrued expenses and net liabilities from discontinued operations and a reduction in notes payable represent the most significant changes in liabilities of the Company when compared to the year ended May 31, 1999. The decrease in notes payable reflects the continued paydown by the Company on its credit line while the increase in accrued expenses and net liabilities from discontinued operations reflect normal operating expenses.

        These differences are not as marked when comparing the end of the third quarter, February 28, 2000 with the year end except that the reduction in notes payable was offset by an increase in officers loans in the fourth quarter.

        Total current liabilities were $1,088,700 at the year end May 31, 2000, an increase of $27,400 as compared to the year ended in 1999. This is mainly due to the increase in accrued expenses and current portion of long-term debt. These were partially offset by the paydown of the credit line and a small decrease in accounts payable. At the end of the third quarter, total current liabilities were $1,195,651 which was $107,000 higher than the year ended May 31, 2000 and $134,300 higher than the year ended May 31, 1999. These increases at February 28, 2000 were principally due to higher amounts in accrued expenses.

        Liability for payroll taxes varies with the number of employees at any given time and the date upon which the year end falls. There was not a significant change in this account for the period from May 31, 1999 to May 31, 2000.

        The Company's deficit of $(3,390,938) for 2000 shows a marked increase to the deficit of ($2,802,528) for 1999. This compares with a deficit of ($910,103) for 1998. See "Results of Operations."

        See "Results of Operations" for additional information. For information regarding liquidity, see Subparagraph (b) "Liquidity" below. For additional information relating to the financial condition of the Company, also see "Inflation" and "Trends Affecting Liquidity, Capital Resources and Operations."

(b)     Liquidity.

        The Company did not have sufficient liquid assets to meet its obligations at the end of fiscal 2000. Working capital at May 31, 2000 was ($696,865) compared to ($444,987) in 1999 a decrease to working capital of $252,000. Working capital at the end of the third quarter, February 28, 2000 was ($805,518) resulting in an increase to working capital of $108,653 in the fourth quarter. The increase was mainly due to the paydown of the credit line.

        Principal short-term liabilities at May 31, 2000 were $440,950 in payables, short term note obligations of $425,900 and accrued expenses and taxes of $221,900 for a total of $1,088,750. Against this total, in 2000 the Company had liquid current assets of $15,700 cash, inventory of $197,800 and receivables of $171,050 for a total of $384,550.

        During 1999 management was notified by its credit line source that they desired to curtail the line of $850,000. The Company's balance at May 31, 1999 was $370,239 and at May 31, 2000 the balance was $235,331.

        Management has been seeking various financing alternatives and ways to raise capital. In December, 2000 the Company entered into an agreement with Life Energy and Technology Holdings, Ltd. ("LETH"), whereby LETH would be acquired and the Company would have access to LETH's liquidity. Under terms of the Acquisition Agreement, LETH may elect to transfer Health-Pak, Inc. and its present business to Anthony J. Liberatore, for an exchange of common stock. Under such circumstances, the Company's business and operations would be completely eliminated from this discussion. This option has not been exercised to date, and LETH may elect to retain the Company's business.

        The principal source of funds for the Company's operations during fiscal 2000 has been from operating activities and the redemption of the cash surrender value of officers life insurance, as reflected in the Company's financial statements.


II.     Results of Operations.

        In fiscal 2000 the Company had net sales of $927,755 compared to net sales of $891,120 in 1999 and $1,399,600 in 1998. This is an increase of $36,635 compared to 1999 or approximately 5% and a decrease of $471,845 or approximately 34% compared to 1998. In 1999 and in 2000 the Company began eliminating unprofitable lines from its products, thus showing reduced overall sales. In the coming months cost of sales should drop to about 55% to 60% as higher prices and cost controls implemented in the fourth quarter take effect.

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

        For additional information see Item 1. "Description of Business."

        Cost of sales expressed as a percentage of sales for 2000 was 89.4% compared to 88% for 1999. The high cost of sales and resultant low gross profit is due to the write-down of certain finished goods to net realizable value and the write off of obsolete inventory, including inventory housed at the Company's Mexico and Haiti suppliers facilities.

        Gross profits for 2000 were lower by $9,200 as compared to gross profits for 1999 (i.e. $98,600 in 2000 compared to $107,800 for 1999) on increased net sales of $927,755 compared to net sales of $891,120 for 1999. Expressed as a percentage of net sales, gross profits were (10.6%) of net sales for 2000 compared to 12% of net sales for 1999. The decrease occurs because of the write-down and write-offs of some inventory at May 31, 2000.

        Selling, general and administrative (SG&A) expenses were $547,460 or 59% of net sales for 2000 compared to $730,900 or 93% of net sales for 1999. The decrease in SG&A expenses was due to several employee positions being eliminated and a paring of expenses to minimum required needs.

        Financing costs for 2000 in the form of interest expense increased to $117,800 compared to $105,660 for 1999. While the Company's debt decreased overall by $148,700 late fees and charges on overdue payments continued to keep interest expense at 1999 levels.

        Net loss for 2000 was $518,945 compared to a net loss of $863,777 for 1999. This represents a decrease in net loss for May 3, 2000 as compared to May 31, 1999 of $344,832 or approximately 40%. Most of this decrease came from the reduced selling, general and administrative expenses mentioned above. The loss was also less in 2000 due to a non-recurring write-off from an unconsolidated subsidiary in 1999 and forgiveness of debt on a former rental lease in the amount of $40,000.

        For information with respect to the possible effect of future trends on operations, see the discussion under the caption "Trends Affecting Liquidity, Capital Resources and Operations."

        Third quarter ended February 28, 2000 compared with fourth quarter ended May 31, 2000.

        Net sales for the three months ended February 28, 2000 were $263,733 which is 26% lower than net sales for the fourth quarter (i.e. three months ended May 31, 2000) of $359,448. This is due primarily to the fact that most of the orders taken for sales in the fourth quarter came early enough for shipments to be made in that quarter, while sometimes many of the orders taken in the fourth quarter are shipped in the first quarter of year ended 2001. Sales in the fourth quarter 1999 were also 21% higher than third quarter sales in 1999.

        Cost of sales in the third quarter expressed as a percentage of net sales was 85% which compares with 55% for the fourth quarter ended May 31, 2000. The Company implemented its cost analysis in the fourth quarter and as a result raised its prices. This accounts for the change in cost of sales percentage. Going forward cost of sales should continue to be in the 55% to 60% range.



III.    Capital Resources.

        On July 21, 1998 the Company acquired its plant facility in Utica, New York for a purchase price of $600,000. As part of the agreement to purchase the building, all back rent (the Company was withholding rent for repairs) except for $50,000 was forgiven. The Company was paying $7,500 per month for rental of this facility.

        The Company did not make any significant additions to property and equipment during the year ended May 31, 2000. During the fiscal year ended May 31, 1999, the Company purchased manufacturing equipment in the amount of $84,000. The Company does not presently anticipate the allocation of any significant additional resources for machinery and equipment purchases. Any such commitments will be dependent on demand for the delivery of products under new or increased orders and will primarily be purchased in cooperation with New York State financing programs, leasing programs or bank financing without committing substantial cash assets. Future conditions, such as successful equity financing efforts, may change this position.

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




ITEM 7.  FINANCIAL STATEMENTS.

        The response to this item is submitted as a separate section to this report (see Pages F-1 to F-12).


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There have been no changes in and no disagreements with accountants on accounting and financial disclosure.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The executive officers and directors of the Company and its wholly-owned subsidiary at May 30, 2000 were as follows:


        NAME                 AGE                    POSITION(S) HELD

ANTHONY J. LIBERATORE         57                    President, Chief
                                                    Executive Officer,
                                                    Chairman of the Board


MICHAEL A. LIBERATORE         34                    Vice President-Marketing,
                                                    Secretary-Treasurer and Director


WILLIAM F. MEOLA              54                    Director

        Upon acquisition of LETH on December 4, 2000, management of the Company changed. For information concerning new management and new principal shareholders, reference is made to the Form 8-K reports filed for November 3, 2000 and December 4, 2000, each of which is incorporated herein by reference.

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

        For profiles of new management, reference is made to the 8-K Report filed for December 4, 2000.

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

        During the periods ended May 31, 2000 and May 31, 1999, the following remuneration was paid to the officers and directors of the Company:
Annual Compensation:

                                       Annual
                                    Compensation                  Long Term         All Other
Name and Position    Year Salary        Bonus     Compensation      Bonus        Compensation (1)
-----------------    ----------         -----     ------------      -----        ----------------
Anthony Liberatore      2000         $22,958           None          None           $14,250
President               1999          58,211           None          None            14,250

Michael Liberatore      2000          27,012           None          None             1,261
Vice President          1999          48,259           None          None             1,261

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth at May 31, 2000, the stock ownership of each person known by the Company to be a beneficial owner of five per cent (5%) or more of the Company's Common Stock and by all officers and directors, individually and as a group:

                               Number            Percentage
                             of Shares              of
Name                          Owned (1)           Class (1)
----                          ---------           ---------
Anthony J. Liberatore(1)        842,044             31.28%
Elizabeth Liberatore (2)         45,477              .017%
Officers & Directors as
 a group (3 persons) (1)      1,107,100              41.2%

        (1) All of the shares of Common Stock reported herein under Mr. Liberatore's name have been integrated with his shares for computation of the share ownership of Officers and Directors as a group.


        (2) Elizabeth Liberatore is the wife of Anthony Liberatore, President of the Company. Mrs. Liberatore's shares are integrated with shares reported as owned by Anthony J. Liberatore.

        Since the acquisition of LETH there has been a change in control of the Company and new Principal Shareholders have been added. For information with respect to these changes, reference is made to the Form 8-K filing for December 4, 2000, which is incorporated herein by reference.


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


        (b) Form 8-K filings: None filed during last quarter of the fiscal year ended May 31, 2000. On November 21, and again on December 7, 2000 the Company filed Forms 8-K announcing an agreement and plan of reorganization was entered into with Life Energy and Technology Holdings Company, Ltd., whereby Health Pak, Inc. would acquire all of the common stock of Life Energy and Technology Holdings Company, Ltd. in exchange for shares of its own stock. At the conclusion of the transaction Health Pak, Inc. will change its name to Life Energy and Technology Holdings Company, Ltd. and management of Life Energy and Technology Holdings Company, Ltd. will assume control of Health Pak, Inc. These filings are incorporated herein by reference.

EXHIBITS


          Filed With

          Form 10-KSB


          HEALTH-PAK, INC.

                         HEALTH-PAK, INC. AND SUBSIDIARY

                             YEAR ENDED MAY 31, 2000



                                      INDEX



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


Consolidated financial statements:

  Balance sheet                                                                                           F-3

  Statement of income (loss)                                                                              F-4

  Statement of shareholders' equity (deficiency)                                                          F-5

  Statement of cash flows                                                                                 F-6

Notes to consolidated financial statements                                                             F-7 - F-12


Part I.   Management's discussion and analysis of
          financial condition                                                                                1-19


Exhibits:

  Exhibit 27 - financial data schedule filed with Form 10-KSB Health-Pak, Inc.


Signatures

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Health-Pak, Inc. and subsidiary
Utica, New York


     We have audited the accompanying consolidated balance sheet of Health-Pak, Inc. and Subsidiary as of May 31, 2000, and the related consolidated statements of income (loss), shareholders' equity (deficiency), and cash flows for the years ended May 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health-Pak, Inc. and Subsidiary as of May 31, 2000, and the results of its operations, shareholders' equity and its cash flows for the years ended May 31, 2000 and 1999 in conformity with generally accepted accounting principles.








February 7, 2001
Mountainside, New Jersey
                                                                             F-2

                         HEALTH-PAK, INC. AND SUBSIDIARY

                    CONSOLIDATED BALANCE SHEET - MAY 31, 2000




                                     ASSETS


Current assets:
  Cash                                                                                                $    15,726
  Receivables, factored, net of allowance of $6,000                                                       171,043
  Inventory                                                                                               197,813
  Prepaid expenses                                                                                          7,298
                                                                                                       ----------
     Total current assets                                                                                 391,880
                                                                                                       ----------

Property and equipment:
  Land                                                                                                    120,000
  Building                                                                                                414,627
  Machinery and equipment                                                                                 397,451
  Leasehold improvements                                                                                  133,598
  Office equipment                                                                                        114,493
  Automotive equipment                                                                                     21,021
                                                                                                       ----------
                                                                                                        1,201,190
  Less accumulated depreciation                                                                           359,964
                                                                                                       ----------
                                                                                                          841,226
                                                                                                       ----------

Other assets:
  Loan acquisition fees and costs, net of amortization                                                     40,317
  Cash surrender value, officers' life insurance                                                              300
  Officers' loan                                                                                            1,200
                                                                                                       ----------
                                                                                                           41,817
                                                                                                       ----------

                                                                                                       $1,274,923
                                                                                                       ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)


Current liabilities:
  Current portion of long-term debt                                                                    $  177,046
  Notes payable                                                                                           248,824
  Accounts payable                                                                                        440,948
  Payroll and sales tax payable and accrued expenses                                                      221,927
                                                                                                       ----------

    Total current liabilities                                                                           1,088,745
                                                                                                       ----------

Long-term debt, net of current portion                                                                    552,224
                                                                                                       ----------
Loans payable, officers                                                                                   139,913
                                                                                                       ----------
Net liabilities of discontinued operations
 less assets to be disposed of                                                                            341,037
                                                                                                       ----------

Shareholders' equity (deficiency):
  Preferred stock, 5,000,000 shares authorized, none issued
  Common stock, .002 par value 20,000,000 shares
   authorized, 2,691,893 shares issued and outstanding                                                      5,384
  Additional paid in capital                                                                            2,538,558
  Deficit                                                                                             ( 3,390,938)
                                                                                                       ----------
                                                                                                      (   846,996)
                                                                                                       ----------
                                                                                                       $1,274,923
                                                                                                       ==========





                 See notes to consolidated financial statements.
                                                                             F-3

                         HEALTH-PAK, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF INCOME (LOSS)

                        YEARS ENDED MAY 31, 2000 AND 1999



                                                                                       2000                1999
                                                                                       ----                ----

Net sales                                                                           $  927,755         $  891,121

Cost of sales                                                                          829,172            783,323
                                                                                    ----------         ----------

Gross profit                                                                            98,583            107,798

Selling, general and administrative expenses                                           547,462            730,891
                                                                                    ----------         ----------

Loss before other income (expense), extraordinary
 item and discontinued operations                                                  (   448,879)       (   623,093)
                                                                                    ----------         ----------

Other income and expenses:
  Rental income                                                                          3,167
  Gain on sale of equipment                                                              1,462
  Loss on investment in unconsolidated
   subsidiary                                                                                         (   135,027)
  Interest expense                                                                 (   117,798)       (   105,657)
                                                                                    ----------         ----------
                                                                                   (   113,169)       (   240,684)
                                                                                    ----------         ----------

Loss before extraordinary item and
 discontinued operations                                                           (   562,048)       (   863,777)

Extraordinary item:
  Gain on extinguishment of debt                                                        43,103
                                                                                    ----------

Loss from continuing operations                                                    (   518,945)       (   863,777)

Loss from discontinued operations                                                  (    69,467)       ( 1,028,646)
                                                                                    ----------         ----------

Net loss                                                                           ($  588,412)       ($1,892,423)
                                                                                    ==========         ==========


Loss per basic and diluted common shares:
  Loss before extraordinary item                                                   ($     0.25)        $     0.80
  Extraordinary item                                                                      0.02                .00
                                                                                    ----------         ----------
  Loss from continuing operations                                                  (      0.23)       (      0.80)
  Loss from discontinued operations                                                       0.03        (      0.95)
                                                                                    ----------         ----------

Net loss per common share                                                          ($     0.26)       ($     1.75)
                                                                                    ==========         ==========

Weighted average number of shares outstanding:

  Basic and fully diluted                                                            2,256,879          1,080,407
                                                                                     =========          =========






                 See notes to consolidated financial statements.
                                                                             F-4

                         HEALTH-PAK, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                        YEARS ENDED MAY 31, 2000 AND 1999



                                                             Common stock            Common
                                                                 number of $.002 par  stock
                                                        shares     amount          subscriptions
                                                        ------     ------          -------------

Balance at May 31, 1998                              1,032,667    $2,065
                                                     ---------    ------

Common stock subscribed                                                               $56,781

Common stock issued for consulting services            425,000       850

Net loss for year ended May 31, 1999
                                                     ---------    ------              -------

Balance at May 31, 1999                              1,457,667     2,915               56,781
                                                     ---------    ------              -------

Common stock issued for prior stock subscriptions       17,667        35             ( 56,781)

Common stock issued for legal fees                      20,000        40

Common stock issued for director's fees                 40,000        80

Common stock issued for services                       727,226     1,455

Common stock issued in exchange of officer's loan      429,333       859

Net loss for year ended May 31, 2000
                                                     ---------    ------              -------


Balance at May 31, 2000                              2,691,893    $5,384              $     0
                                                     =========    ======              =======


                                                     Capital          Retained
                                                    in excess         earnings
                                                    of par val.       (deficit)          Total
                                                    -----------        -------           -----

Balance at May 31, 1998                             $2,333,249     ($  910,103)       $1,425,211
                                                    ----------      ----------        ----------

Common stock subscribed                                                                   56,781

Common stock issued for consulting services                                                  850

Net loss for year ended May 31, 1999                               ( 1,892,423)      ( 1,892,423)
                                                    ----------      ----------        ----------

Balance at May 31, 1999                              2,333,249     ( 2,802,526)      (   409,581)
                                                    ----------      ----------        ----------

Common stock issued for prior stock subscriptions       56,746

Common stock issued for legal fees                       4,360                             4,400

Common stock issued for director's fees                  8,720                             8,800

Common stock issued for services                        71,342                            72,797

Common stock issued in exchange of officer's loan       64,141                            65,000

Net loss for year ended May 31, 2000                               (   588,412)      (   588,412)
                                                    ----------      ----------        ----------


Balance at May 31, 2000                             $2,538,558     ($3,390,938)      ($  846,996)
                                                    ==========      ==========        ==========



                 See notes to consolidated financial statements.
                                                                             F-5

                         HEALTH-PAK, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                        YEARS ENDED MAY 31, 2000 AND 1999



                                                                                      2000               1999
                                                                                      ----               ----
Operating activities:
  Net loss from continuing operations                                              ($518,945)         ($863,777)
  Adjustments to reconcile net loss to cash provided by
   operating activities:
    Depreciation                                                                      57,212             55,797
    Amortization                                                                       3,062            105,322
    Common stock issued for services                                                  85,997                850
    Gain on sale of assets                                                         (   1,462)
    Gain on extinguishment of debt                                                 (  43,103)
    Loss on investment in unconsolidated subsidiary                                                     135,027
    Changes in operating assets and liabilities:
      Accounts receivable                                                          (  70,178)            39,713
      Inventory                                                                      290,914            409,919
      Prepaid expenses                                                                19,355             36,831
      Deferred income tax                                                                                83,115
      Accounts payable                                                                24,135            104,697
      Accrued expenses                                                               109,176             26,043
      Deposits and loan fees                                                             241             31,147
      Net liabilities of discontinued operations                                     261,277
      Other                                                                        (  69,467)
                                                                                    --------           --------
      Net cash provided by operating activities                                      148,214            164,684
                                                                                    --------           --------

Investing activities:
  Proceeds from sale of assets                                                         3,900
  Purchase of property and equipment                                               (   4,363)         ( 620,000)
  Officers' life insurance                                                            24,637              9,005
                                                                                    --------           --------

      Net cash provided by (used in) investing activities                             24,174          ( 610,995)
                                                                                    --------           --------

Financing activities:
  Proceeds from deposits for common stock                                                                56,781
  Proceeds from long-term debt                                                                          681,510
  Proceeds from notes payable                                                         68,632
  Payment of officer's loan                                                        (  10,386)           215,299
  Payment of notes payable                                                         ( 123,178)         ( 454,159)
  Payment of long-term debt                                                        (  23,181)         (  38,711)
  Payment of financing costs                                                                          (  45,931)
                                                                                    --------           --------

      Net cash provided by (used in) financing activities                          ( 156,745)           414,789
                                                                                    --------           --------

Net cash provided by (used in) continuing operations                                  15,643          (  31,522)

Net cash used in discontinued operations                                           (     300)
                                                                                    --------

Net increase (decrease) in cash                                                       15,343          (  31,522)

Cash, beginning of year                                                                  383             31,905
                                                                                    --------           --------

Cash, end of year                                                                   $ 15,726           $    383
                                                                                    ========           ========

Supplemental disclosures:
  Cash paid during the year for interest:
    Continuing operations                                                           $ 23,758           $102,364
                                                                                    ========           ========
    Discontinued operations                                                         $ 39,227           $ 89,793
                                                                                    ========           ========


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

    The Company is incorporated in the State of Delaware and maintains and owns manufacturing and office facilities in Utica, New York, with sales spread throughout the United States.

    In December 2000, the Company significantly changed its business with the acquisition of Life Energy and Holding Technology Holdings, Ltd. See subsequent events, Note 15, for details.


2.  Summary of significant accounting policies:

    Principles of consolidation:
     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Protective Disposal Apparel, Co., LLC. All significant inter-company balances and transactions have been eliminated.

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

                        HEALTH-PAK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  Summary of significant accounting policies (continued):

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

    Comprehensive income:
    There were no items of other comprehensive income at May 31, 2000 and May
     31, 1999, and thus, net income is equal to comprehensive income for each of these years.

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

    Fair value of financial instruments:
     The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt instruments. The book values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values. None of the Company's debt instruments that are outstanding as of May 31, 2000 have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values. See Notes 5 and 6 for the terms and carrying values of the Company's various debt instruments.

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

                         HEALTH-PAK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.  Summary of significant accounting policies (continued):

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


3.  Intangible assets:

    Intangible assets consist of loan acquisition fees incurred in the acquisition of the Company's facility. These costs are being amortized on a straight-line basis over the life of the loan.

4.  Inventories:

    Inventories consist of:                                                                   May 31
                                                                                               2000
                                                                                               ----
              Raw materials                                                                  $136,951
              Finished goods                                                                   60,862
                                                                                             --------
                                                                                             $197,813
                                                                                             ========


5.  Notes payable:


                                                                  Rate         Amount     Maturity
                                                                  ----         ------     --------

        Credit line, Foothill Capital Cor.          (a)          17.5%       $235,331
        Note payable, Waste Mgmt. of N.Y.           (b)            10%          1,826     April, 2001
        Note payable, Manifest Group                (c)            10%          1,667     January, 2000
        Note payable, Resource Capital Corp.        (d)            10%           754      July, 1999
        Note payable, First Source                  (e)             0%         10,000     May, 2001
                                                                             --------
                                                                             $249,578
                                                                             ========


        (a) The Company opened a line of credit with Foothill Capital Corporation in September 1996. The loan ceiling amount is based on a percentage formula of eligible accounts receivable and inventory. The rate of interest at May 31, 2000 was 17.5%.

        (b) Note payable is collateralized by equipment with a cost of $11,923. The note is payable in installments of $166 per month including interest.

        (c) Note payable is collateralized by equipment with a cost of $5,296. The note is payable in two installments of $833 including interest.

        (d) Note payable is collateralized by equipment with a cost of $9,053. The note is payable in installments of $251 per month including interest.

        (e) Note payable is unsecured and bears no stated interest. Due in one installment of $10,000.

                         HEALTH-PAK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.    Long-term debt:

                                                                  Rate       Amount     Maturity
                                                                  ----       ------     --------

        Note payable, Dell Financial Services       (a)          20.5%     $  3,614     December, 2002
        Note payable, City of Utica                 (b)             3%      146,353     June, 2005
        Note payable, bank                          (c)      Prime +2%      243,055     November, 2013
        Note payable, bank line of credit           (d)          11.5%       41,588     May, 2001
        Note payable, U.S. SBA                      (e)          5.85%      241,307     December, 2018
        Note payable, Colonial Pacific Leasing      (f)            10%       44,011     November, 2001
        Note payable, Bancorp Services              (g)            10%        9,342     November, 2001
                                                                           --------
                                                                            729,270
        Less current portion                                                177,046
                                                                           --------

                                                                           $552,224
                                                                           ========

        (a) Note payable is collateralized by equipment with a cost of $3,849. The note is payable in installments of $155 per month including interest.

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

        (f) Note payable is collateralized by equipment with a cost of $71,333. The note is payable in installments of $2,198 including interest.

        (g) Note payable is collateralized by equipment with a cost of $13,019. The note is payable in installments of $401 including interest.


        Maturities of long-term debt as of May 31, 2000 are as follows:

                   Year                                    Amount
                   ----                                    ------
               May 31, 2001                             $ 177,046
               May 31, 2002                                64,510
               May 31, 2003                                47,159
               May 31, 2004                                48,037
               May 31, 2005                                49,255
               Thereafter                                 343,263
                                                         --------
                                                         $729,270
                                                         ========


                         HEALTH-PAK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.      Income taxes:

        No provision for deferred income taxes has been provided due to the Company entering into Chapter 11 bankruptcy in June, 2000, as described in Note 12.


8.      Preferred stock:

        In April 1999, the Company authorized through an amendment to the Certificate of Incorporation, 5,000,000 shares of preferred stock.


9.      Extraordinary item:

        The Company recognized extraordinary gains of $43,103 resulting from forgiveness of certain liabilities in connection with a former rental lease and an equipment lease.


10.     Discontinued operations:

        In May 2000, the Company's subsidiary, Protective Disposable Apparel,
         LLC ceased operations and transferred its remaining business to its New York facility. Net liabilities, less assets to be disposed of, consisted of the following at May 31, 2000:

         Liabilities:
          Note payable                               $    754
          Accounts payable                            342,818
          Accrued expenses                             12,465
                                                     --------
                                                      356,037

         Assets:
          Accounts receivable                          15,000
                                                     --------

                                                     $341,037
                                                     ========


11.     Supplemental schedule of non-cash investing and financing activities:


                                                                      2000               1999
                                                                      ----               ----
        Common stock issued for officers loan payable                $65,000
                                                                     =======

        Common stock issued for services                             $85,997
                                                                     =======

        Extinguishment of debt exchanged against
         accounts payable and notes payable                          $43,103
                                                                     =======


12.     Employment contracts:

        The Company has no employment contracts. Further, it has no retirement, pension or profit sharing plan covering its officers or directors.

                         HEALTH-PAK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  Related party transactions:

     Officers loans are unsecured and non-interest bearing. Officers have indicated that they will not be repaid in the current year.


14.  Subsequent events:

     In June 2000, the Company declared bankruptcy under Chapter 11 of the Internal Revenue Code for its 100% wholly owned New York subsidiary.

        In addition, it should be noted that on December 4, 2000, the Company acquired Life Energy and Technology Holdings, Ltd., a corporation organized under the laws of the Republic of Ireland. This acquisition significantly changed the Company's business, assets, liquidity and net worth, among other factors. Since the information presented here is historical, none of the new information pertaining to the Company is included here or in the financial statements enclosed with this report. Life Energy and Technology Holdings, Ltd. became a wholly-owned subsidiary of Health-Pak, Inc. Health-Pak, Inc. changed its name to Life Energy and Technology Holding Company, Inc. and management of Life Energy and Technology Holdings, Inc. assumed control of Health-Pak, Inc. after the closing. Health-Pak, Inc. acquired all of the common stock of Life Energy and Technology Holdings, Ltd. in exchange for shares of Health-Pak, Inc. common stock. Reference should be made to the Form 8-K reports for November 3, 2000, December 4, 2000, December 26, 2000, January 19, 2001, January 25, 2001 and the recently filed amendment on Form 8-KA filed on February 5, 2001, which are incorporated herein by reference.

                                   SIGNATURES









        In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HEALTH-PAK, INC.

Dated: February 28, 2001                    By:/s/Anthony J. Liberatore
                                                     Anthony J. Liberatore
                                                     President and Principal
                                                     Executive Officer


Dated:  February 28, 2001                   By:/s/Michael A. Liberatore
                                                     Michael A. Liberatore,
                                                     Vice President, Treasurer,
                                                     Secretary, Principal
                                                     Financial and Accounting
                                                     Officer


     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  February 28, 2001                   /s/Anthony J. Liberatore
                                                   Anthony J. Liberatore
                                                   President and Principal
                                                   Executive Officer and
                                                   Director

Dated:  February 28, 2001                   /s/Michael A. Liberatore
                                                   Michael A. Liberatore,
                                                   Vice President, Treasurer,
                                                   Secretary, Principal
                                                   Financial and Accounting
                                                   Officer, Director

Dated:  February 28, 2001                   /s/William F. Meola
                                                   William F. Meola
                                                   Director