Form 10QSB
period 2000-08-31
LIFE ENERGY & TECHNOLOGY HOLDINGS INC
filed 2001-03-07
CIK 840823

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                          Quarter Ended August 31, 2000

                       Commission File Number 33-24483-NY



                                HEALTH-PAK, INC.
             (Exact name of Registrant as specified in its Charter)



             Delaware                                            11-2914841
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                        Identification Number)

   2005 Beechgrove Place, Utica, NY                                 13501
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
YES [ ]   NO [X]


Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


           Class                               Outstanding at August 31, 2000

Common stock, $0.002 par value                            2,691,893

                                      INDEX


Part 1. Financial information

        Item 1.  Condensed Consolidated Financial Statements:

                 Balance sheet as of August 31, 2000 and May 31, 2000                                 F-2

                 Statement of income (loss) for three months ended August 31, 2000 and 1999           F-3

                 Statement of cash flows for three months ended August 31, 2000 and 1999              F-4

                 Notes to condensed consolidated financial statements                          F-5 to F-9

         Item 2.  Management's discussion and analysis of
                  financial condition

Part II. Other information

Signatures

Exhibits

PART I:   FINANCIAL INFORMATION

ITEM 1. Financial statements.


        The following condensed consolidated financial statements have been prepared by Health-Pak, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934 as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the company's management, the condensed consolidated financial statements include all adjustments (consisting only of adjustments of a normal, recurring nature) necessary to present fairly the financial information-set forth herein. Operating results for the three month period ended August 31, 2000 are not necessarily indicative of the results that may be expected for year ending May 31, 2001.

        On December 4, 2000, The Company acquired Life Energy & Technology Holdings, Ltd., ("LETH") a corporation organized under the laws of the Republic of Ireland, since these financial statements are historical and the occurrences reported herein took place prior to the acquisition of LETH, no financial information is presented herein for LETH.

        These condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in Form 10-KSB for the year ended May 31,2000.

                         HEALTH-PAK, INC. AND SUBSIDIARY
      CONDENSED CONSOLIDATED BALANCE SHEET AUGUST 31, 2000 and May 31, 2000

                                     ASSETS
                                                                August 31       May 31
                                                                   2000          2000
                                                                ---------       ------
Current assets:
Cash                                                         $     3,090    $    15,726

Total current assets:
Receivables, trade, net                                          150,667        171,043
Inventory                                                        203,705        197,813
Prepaid expenses                                                  11,287          7,298
                                                             -----------    -----------
Total current assets                                             368,749        391,880
                                                             -----------    -----------
Property and equipment, net of depreciation                      829,861        841,226
                                                             -----------    -----------
Other assets:
Loan acquisition fees and costs, net                              39,552         40,317
Cash surrender value, officer's life insurance                       300            300
Officer's loan                                                     1,200          1,200
                                                             -----------    -----------
                                                                  41,052         41,817
                                                             -----------    -----------
                                                             $ 1,239,662    $ 1,274,923
                                                             -----------    -----------

               LIABILITIES AND SHAREHOLDERS'S EQUITY (DEFICIENCY)

Current liabilities:
Current portion of long-term debt                            $   189,878    $   177,046

Notes payable                                                    236,104        248,824
Accounts payable                                                 448,529        440,948
Payroll and sales tax payable and accrued expenses               260,311        221,927
                                                             -----------    -----------
Total current liabilities                                    $ 1,134,822    $ 1,088,745
                                                             -----------    -----------
Long-term debt, net of current portion                           539,392        552,224
                                                             -----------    -----------
Officers loan payable                                            154,090        139,913
                                                             -----------    -----------
Net Liabilities of discontinued operations
         Less assets to be disposed of                           341,173        341,037
                                                             -----------    -----------
Shareholders' equity (deficiency):
Preferred stock, 5,000,000 shares authorized, none issued
Common stock, .002 par value 20,000,000 shares authorized;
2,691,893 and, 1,457,667 shares issued and outstanding
respectively at August 31 and May 31, 2000                         5,384          2,915
Additional paid in capital                                     2,538,558      2,333,249
Deficit                                                       (3,473,757)    (2,802,526)
                                                             -----------    -----------
                                                                (929,815)      (409,581)
                                                             -----------    -----------
                                                             $ 1,239,662    $ 1,809,099
                                                             ===========    ===========


See notes to condensed consolidated financial statements.

                         HEALTH-PAK, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF INCOME (LOSS)

                   THREE MONTHS ENDED AUGUST 31, 2000 AND 1999


                                                                  2000              1999
                                                                  ----              ----
Net sales                                                      $  283,615        $  137,770
Cost of sales                                                     175,854            70,068
                                                              -----------            ------
Gross profit                                                      107,761            67,702
Selling, general and administrative expenses                      175,596            95,698
Loss before other income and (expense)                            (62,874)          (27,996)
                                                              ------------     ------------
Other income and expenses:
Rental income                                                       9,500
Interest expense                                                  (29,444)          (19,230)
                                                              -------------    ------------
                                                                  (19,944)          (19,230)
                                                              -------------    ------------
Loss from continuing operations                                   (82,779)          (47,226)
Loss from discontinued operations                                     (39)          (57,346)
                                                              -------------    ------------
Net loss                                                         ($82,818)        ($104,572)
                                                              =============    ============
Loss per basic and diluted common shares:
Loss from continuing operations                                  ($  0.03)        ($   0.04)
Loss from discontinued operations                                ($  0.00)        ($   0.03)
                                                              -------------    -------------
Net loss per common share                                        ($  0.03)        ($   0.07)
                                                              =============    ============
Weighted average number of shares outstanding:
Basic and fully diluted                                          2,691,893        1,457,667
                                                              =============    ============




See notes to consolidated financial statements

                         HEALTH-PAK, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                   THREE MONTHS ENDED AUGUST 31, 2000 AND 1999




                                                                          2000           1999
                                                                          ----           ----
Operating activities:
Net loss from continuing operations                                   ($ 82,779)       ($47,226)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Depreciation                                                             11,365          14,580
Amortization                                                                765             765
Changes in operating assets and liabilities:
Accounts receivable                                                      20,376          51,619
Inventory                                                                (5,892)         29,300
Prepaid expenses                                                         (3,989)          6,953
Accounts payable                                                          7,581           4,598
Accrued expenses                                                         38,383          16,222
Deposits and loan fees
Net liabilities of discontinued operations                                  136          59,084
                                                                  --------------   ------------
Net cash provided by (used in) operating activities                     (14,054)        135,895
                                                                  --------------   ------------
Financing activities:
Proceeds from officer's loan                                             14,177
Payment of notes payable                                                (12,720)        (59,421)
Payment of long-term debt                                               (19,124)
Payment of financing costs                                        --------------   -------------
Net cash provided by (used in) financing activities                       1,457         (78,545)
                                                                  --------------   -------------
Net cash provided by (used in) continuing operations                    (12,597)         57,350
Net cash used in discontinued operations                                    (39)      ($ 57,346)
                                                                  --------------   ------------
Net increase (decrease) in cash                                         (12,636)              4
Cash, beginning of period                                                15,726              83
Cash, end of period                                                   $   3,090        $     87
                                                                  ==============    ============
Supplemental disclosures:
Cash paid during the year for interest:
Continuing operations                                                 $  16,770        $  12,292
                                                                  ==============    ============
Discontinued operations                                               $       0        $       0
                                                                  ==============    ============


See notes to consolidated financial statements.

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended May 31, 2000 included in its Annual Report filed on Form 10-KSB, which is incorporated herein by reference.

2.   Nature of business:

     Health-Pak, Inc. is a manufacturer and distributor of disposable paper products for use in service related industries, primarily the medical and hospital industry. The industry is highly competitive and is serviced by several large national and multi-national companies with greater financial resources in comparison to the financial resources available to the company. There is no guarantee that this market will continue to develop since the incorporation of government intervention, economic conditions and other unforeseen situations may occur.

     The Company is incorporated in the State of Delaware and maintains and owns manufacturing and office facilities in Utica, New York, with sales spread throughout the United States.

     In December 2000, the Company significantly changed its business with the acquisition of Life Energy and Holding Technology Holdings, Ltd. See subsequent events, Note 11, for details

3.   Restated information:

     As described in Note 10, the Company's subsidiary, Protective Disposable Apparel, LLC ceased operations in May 2000. The financial information for August 31, 1999 included in the financial statements has been restated as if the subsidiary had ceased operations for comparative presentation purposes.

4.   Inventories:

Inventories consist of:


                                August-31 2000           May 31, 2000
                                --------------           ------------
     Raw materials                 $ 143,327               $136,951
     Finished goods                   60,378                 68,862
                                 -----------              -----------
                                   $ 203,705               $197,813
                                 ===========              ===========


                         HEALTH-PAK, INC AND SUBSIDIARY

           NOTES TO CONDENSED CONSOLIDATED DATED FINANCIAL STATEMENTS


5.   Property and equipment:

     Major classifications of property and equipment are as follows:


        Land                                                 $ 120,000
        Building                                               414,627
        Leasehold improvements                                 133,598
        Machinery and equipment                                397,493
        Office equipment                                       114,130
        Automotive equipment                                    21,021
                                                             ---------
                                                             1,201,190
        Less accumulated depreciation                          371,329
                                                             ---------
                                                              $829,861
                                                             =========

6.   Notes payable:


                                                   Rate            Amount       Maturity

     Credit line, Foothill Capital
     Corporation                        (a)       10.75%         $222,611
     Note payable, Waste Mgmt. of N Y.  (b)          10%            1,826       June. 1999
     Note payable, Manifest Group       (c)          10%            1,667    January, 2000
     Note payable, First Source         (d)                        10,000        May, 2001
                                                                 --------
                                                                 $236,104
                                                                 ========

     (a) The Company opened a line of credit with Foothill Capital Corporation In September 1996. The loan ceiling amount is based on a percentage formula of eligible account receivable and inventory. The rate of interest at August 31, 2000 was 17.5%

     (b) Note payable is collateralized by equipment with a cost of $11,923. The note is payable in installments of $166 per month including interest.

     (c)  Note payable is collateralized by equipment with a cost of $5,296. The note is payable in two installments of $833 including interest.

     (d) Note is unsecured and bears no stated interest, due in one installment of $10,000.

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Long-term debt:

                                                          Rate               Amount           Maturity
      Note payable, City of Utica                (a)      3%                $146,353          June,  2005
      Note payable, bank                         (b)      Prime +2%          243,055       November, 2013
      Note payable, bank line of credit          (c)      11.5%               41,588            May, 2001
      Note payable, U.S.    SBA                  (d)      5.85%              241,307       December, 2018
      Note payable, Colonial Pacific Leasing     (e)      10%                 44,011       November, 2001
      Note payable, Dell Financial Services      (f)      20.5%                3,614       December, 2002
      Note payable, Bancorp Services             (g)      10%                  9,342       November, 2001
                                                                            --------
      Less current position                                                  729,270
                                                                             189,878
                                                                            --------
                                                                            $539,392
                                                                            ========

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

     (e) Note payable is collateralized by equipment with a cost of $ 71,333. The note is payable in installments of $2,198 including interest.

     (f) Note payable is collateralized by equipment with a cost of $ 3,849. The note is payable in installments of $155 per month including interest.

     (g) Note payable is collateralized by equipment with a cost of $ 13,019. The note is payable in installments of $401 including interest.

          Maturities of long-term debt as of August 31, 2000 are as follows:

                                 Year                                    Amount
                                 ----                                    ------
                           August 31, 2001                              $189,878
                           August 31, 2002                                63,017
                           August 31, 2003                                47,716
                           August 31, 2004                                48,474
                           August 31, 2005                                45,465
                                   Thereafter                            334,720
                                                                       ---------
                                                                        $729,270
                                                                       =========

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



8.   Related party transactions:

     Officers loans are unsecured and the officers have indicated that they will not be repaid in the current year.

9.   Earnings per share:


                                                            August 31, 2000       August 31. 1999
                                                            ---------------      ----------------
         Number of shares:
         Weighted average shares
              outstanding, basic and fully diluted            2,691,893               1,457,667
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


10.  Discontinued operations:

     In May 2000, the Company's subsidiary, Protective Disposable Apparel, LLC ceased operations and transferred its remaining business to its New York facility. Net liabilities, less assets to be disposed of, consisted of the following at August 31, 2000:



         Liabilities:
           Note payable                            $    754
           Accounts payable                         342,954
           Accrued expenses                          12,465
                                                   --------
                                                    356,173
                                                   --------
         Assets:                                     15,000
                                                   --------
         Accounts receivable                       $341,037
                                                   ========


                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



11. Subsequent events:

        During 1999 and 2000 several creditors of the Company commenced litigation for non-payment of accounts payable. As a result, in June 2000, the Company's principal subsidiary Health-Pak, Inc., a New York corporation, declared bankruptcy under Chapter 11 of the Bankruptcy Code .

        On December 4, 2000, the company acquired Life Energy & Technology
          Holdings, Ltd.,("LETH") a corporation organized under the laws of the Republic of Ireland. This acquisition significantly changed the Company's business, assets, liquidity and net worth, among other factors. Since the information presented here is historical, none of the information pertaining to LETH is included here or in the financial statements enclosed with this report. Life Energy & Technology Holdings, Ltd. became a wholly-owned subsidiary of the Company and the Company changed its name to "Life Energy & Technology Holdings, Inc." and management of LETH assumed control of Health-Pak, Inc. after the closing. Health-Pak, Inc. acquired all of the common stock of Life Energy & Technology Holdings, Ltd. in exchange for shares of Health-Pak, Inc. common stock. For Further information, reference should be made to the Form 8-K reports filed by the Company for November 3, 2000, December 4, 2000, December 26, 2000, January 19, 2001, January 25, 2001 and the recently filed amendment on Form 8-KA filed on February 5, 2001, which are all incorporated herein by reference.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

I. Financial Condition and Liquidity

Introduction

         On December 4, 2000 Health-Pak, Inc. (The "Company") acquired Life Energy & Technology Holdings, Ltd., a Corporation organized under the laws of the Republic of Ireland, ("LETH"). Leth's assets and business are substantially different from the assets and business of the Company. Since this report relates to a period when LETH was not a part of the Company's operations and business, no information relating to LETH is included in this report or in the discussion that follows. For information relating to LETH, reference is made to the form 8-K reports filed for November 3, 2000; December 4, 2000; December 26, 2000; January 19, 2001; January 25, 2001; and the amendment to form 8-K for December 4, 2001

         As previously stated, the financial statements and the discussion which follows includes, on a consolidated basis, the assets, liabilities and operating results for Protective Disposable Apparel Company, LLC ("PDA") which was acquired by the Company in October, 1996 as a 65% owned subsidiary. Inter-company balances have also been eliminated in the consolidation.

(a) FINANCIAL CONDITION

ASSETS

         Total assets decreased by $35,261 at August 31, 2000 when compared to the year ended May 31, 2000, a decrease of slightly less than 3%. This decrease is largely due to the reduction in trade receivables and cash on hand at August 31, 2000. The decrease in assets at August 31, 2000 was offset in part by an increase in inventory and prepaid expenses ($203,705 and $11,287 respectively at August 31, 2000 compared to $197,813 and $7,298 respectively at May 31, 2000), and a small reduction in officer's loans.

         The decrease in cash for the three months ended August 31, 2000 was due to the normal use of cash in the course of the Company's operations.

         The increase in receivables at August 31, 2000 is caused by the fact that the Company had slightly improved sales activity during the three month period. Increases to inventory were a normal part of the Company's gearing up to meet the demands of improving sales during the first quarter.

There were no significant purchases of machinery and equipment during the quarter.


LIABILITIES

         Current liabilities have increased by $46,077 during the three month period ended August 31, 2000 compared to the year ended May 31, 2000. The principal reason for this increase arises an increase in payroll, sales taxes and accrued expenses ($260,311 as compared to $221,927 at May 31, 2000), a slight increase in accounts payable ($448,529 compared to $440,948 at May 31, 2000) and an increase in the current portion of long term debt ($189,878 as compared to $177,046 at May 31, 2000). These increases were offset in part by decreases in notes payable ($236,104 compared to $248,824 at May 31, 2000). During the first quarter officer's loans payable also increased slightly to $154,090 from $139,913.

         None of the increases experienced during the first quarter of fiscal 2001 were significant and, in the opinion of management, represented normal variations in the Company's operations. The increase in accounts payable, for example, is the expected result from the slight increase in sales experienced during this period. Liability for payroll taxes varies with the number of employees at any given time and the date upon which the period falls. There was an increase in this account of approximately $38,384 during the three month period ended August 31, 2000 when compared to the year ended at May 31, 2000.

         Long term debt at August 31, 2000 decreased by $12,832 when compared to May 31, 2000. This decrease resulted from the normal payment of this item by the Company during the first quarter.

         Management believes that there has been no significant change in the financial condition of the Company during the first quarter of fiscal 2001.

         See "RESULTS OF OPERATIONS" for additional information concerning the Company's operations during this period. For information regarding liquidity, see Subparagraph (b) "LIQUIDITY" below. For additional information relating to the financial condition of the Company, also see "INFLATION" and "TRENDS AFFECTING LIQUIDITY, CAPITAL RESOURCES AND OPERATIONS."

(b)  LIQUIDITY

         The Company had sufficient liquid assets to meet its obligations at the end of August 31, 2000. Working capital at August 31, 2000 was $369,949 compared to $393,080 at May 31, 2000, a decrease of $23,131 due to the added burdens of increased current debt and notes payable to banks.

         Principal short-term liabilities at August 31, 2000 were $189,878 in the current portion of long term notes due, notes payable of $236,104, $448,529 in accounts payable and payroll taxes due of $260,311 for a total of $1,134,822 in short term liabilities. Against this total, at August 31, 2000, the Company had liquid current assets consisting of cash in the amount of $3,090, receivables of $150,667, inventory in the amount of $203,705, and prepaid expenses of $11,287 for a total of $368,749.

         In summary, management believes that the Company will have sufficient liquidity and adequate working capital to fund the Company's operations during the current fiscal year.

The principal source of funds for the Company's operations during the quarter ended August 31, 2000 has been from operating revenues as reflected in the Company's financial statements.

II.  RESULTS OF OPERATIONS

(a)  NET SALES

Net sales at the three months ended August 31, 2000 were $283,615. This compares with net sales of $137,770 for the quarter ended August 31, 1999. This represents an increase in net sales of $145,845, or an increase of approximately 105.9% over the same period last year.

         The results for this quarter represent a general upturn in the Company's business after its restructure of its operations during which it eliminated a number of products which were not profitable or with respect to which profit margins were considered by management too small to justify their continuance. Sales which were eliminated from the Company's line because of unprofitability included nurses' caps, shoe covers and surgical masks among others and represented products which were primarily manufactured by others.

         The Company is now seeing a turnaround in demand from the industry as orders are beginning to improve and sales are increasing. This trend is reflected in the significant increase in net sales during this period.

         Net sales in the three months ended August 31, 2000 were not affected by price changes or significant additions from new business during the period to increase sales to former levels.

         As for the future in terms of increasing sales, as previously reported, the Company has entered into an agreement with Jake Industries, Inc. ("Jake") and its principal shareholders to acquire the substantial part of the assets of Jake as a going concern. Located in New Jersey, Jake is a manufacturer of paper products to the medical and institutional industries which includes toilet tissue paper for institutions and tissue gowns. Revenues are presently approximately $2 million per annum; however, the Company believes that these revenues can be greatly expanded with its own network of customers and new business which the Company will seek to obtain after the closing.

         The acquisition agreement for Jake calls for the payment of more than $300,000 cash and the issuance of stock to the shareholders of Jake. The Company has not yet closed this agreement as of the date of this report and is awaiting additional financing to support the purchase of Jake. As of the date hereof, management's efforts to secure the needed financing have not been successful.

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

         For additional information see Item 1. "DESCRIPTION OF BUSINESS" in the Company's 10-KSB report for the year ended May 31, 2000, which is incorporated herein by reference.

(b)  COST OF SALES

         The elimination of unprofitable sales resulted in a higher cost of sales percentage during fiscal 1999 and 2000 which, combined with higher costs for selling, general and administrative expenses resulted in an increased loss from operations for those years. During the first quarter of fiscal 2001, the Company continued to experience a significant increase in cost of sales compared to the same period last year (i.e. cost of sales at the end of three months ended August 31, 2000 was at slightly over 60% compared to approximately 51% for the same period in fiscal 2000). Although management continues its efforts to reduce its cost of sales, reduce its operating losses and return its operations to profitability, no assurances can be given that its efforts will be successful.

(c)  GROSS PROFITS

         Gross profits for the three months ended August 31, 2000 were $107,761 as compared to $67,7028 for the same period in fiscal 1999, an increase of $40,059 primarily due to the increase in net sales for this period. Expressed as a percentage of net sales, gross profits were slightly less than 38% of net sales for the three months ended August 31, 2000 as compared to slightly over 49% of net sales for the same period in 1999. The decrease occurred because of the higher cost of sales percentage for the three months ended August 31, 2000 compared to the three months ended August 31, 1999.

(d)  SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs for the three months ended August 31, 2000 were substantially higher than the same period in fiscal 1999. This increase is attributable by management to routine increases in costs associated with the higher level of sales during this period.

(e)  INTEREST EXPENSE

         Interest expenses increased by approximately $10,214 in the three months ended August 31, 2000 compared to the same period in fiscal 1999. This reflects additional borrowing by the Company during the period in connection with the increase in sales activities. As before, management believes that this increase is in line with the increased level of business activities during this period.

         For information with respect to the possible effect of future trends on operations, see the discussion under the caption "TRENDS AFFECTING LIQUIDITY, CAPITAL RESOURCES AND OPERATIONS."

III.  CAPITAL RESOURCES

         The Company does not presently anticipate the allocation of other significant resources for machinery and equipment purchases in the near future. Any such commitments in the future will be dependent on demand for the delivery of products under new or increased orders and will primarily be purchased in cooperation with New York State financing programs, leasing programs or bank financing without committing substantial cash resources. Future conditions, however, may change this position.

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

         Management believes that the regulations, which are now fully implemented, will increase demand for the Company's products and significantly expand the Company's markets. Based upon recent increased orders, management believes that most significant among these new markets for its products will be the hospital looking to comply with OSHA regulations, emergency service industries, including police, fire and ambulance services, which routinely are exposed to unusually high risk of infectious diseases and physicians.

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




                            PART II OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         On December 4, 2000 the Company acquired Life Energy & Technology Holdings Ltd, a corporation organized under the laws of the Republic of Ireland. The Company has changed it's name to "Life Energy & Technology Holdings, Inc.", changed its trading symbol to LETH and has acquired a new CUSIP number for it's Common Stock.

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

Dated:  March 6, 2001

                                              /s/ Michael A. Liberatore
                                              -------------------------
                                                  Michael A. Liberatore
                                                      Vice President
                                                 Chief Financial Officer

Dated: March 6, 2001