Form 10QSB
period 2000-11-30
LIFE ENERGY & TECHNOLOGY HOLDINGS INC
filed 2001-03-13
CIK 840823

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Quarter Ended November 30, 2000

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

           Same                                      (Zip Code)
    (Former Address)

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

YES X    NO
   ---      ---

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at November 30, 2000
Common stock, $0.002 par value                            5,691,893

                                      INDEX

Part 1. Financial information                                                        Page 3
     Item 1. Condensed Consolidated Financial Statements:

             Balance sheet as of November 30, 2000 and May 31, 2000                    F-2

             Statement of income  (loss) for six months ended  November 30, 2000
             and 1999                                                                  F-3

             Statement of cash flows for six months ended  November 30, 2000 and
             1999                                                                      F-4

             Notes to condensed consolidated financial statements                  F-5 to F-8

     Item 2. Management's discussion and analysis of financial condition

Part II. Other information

Signatures

Exhibits

                         PART I: FINANCIAL INFORMATION

ITEM 1. Financial statements.

     The following condensed consolidated financial statements have been prepared by Health-Pak, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934 as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the company's management, the condensed consolidated financial statements include all adjustments (consisting only of adjustments of a normal, recurring nature) necessary to present fairly the financial information-set forth herein. Operating results for the six month period ended November 30, 2000 are not necessarily indicative of the results that may be expected for year ending May 31, 2001.

     On December 4, 2000, The Company acquired Life Energy & Technology Holdings, Ltd., ("LETH") a corporation organized under the laws of the Republic of Ireland. Since these financial statements are historical and the occurrences reported herein took place prior to the acquisition of LETH, no financial information is presented herein for LETH in this report.

     These condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in Form 10-KSB for the year ended May 31, 2000.

                         HEALTH-PAK, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                       NOVEMBER 30, 2000 AND MAY 31, 2000


                                     ASSETS
                                                                                November 3,             May 31
                                                                                   2000                  2000
                                                                                   ----                  ----
Current assets:
  Cash                                                                           $    7,304          $    15,726
  Receivables, trade, net of allowance
   of $6,000 and $6,000                                                             168,501              171,043
  Inventory                                                                         186,487              197,813
  Prepaid expenses                                                                    4,393                7,298
                                                                                 ----------           ----------
    Total current assets                                                            366,685              391,880
                                                                                 ----------           ----------
Property and equipment, net of depreciation                                         818,495              841,226
                                                                                 ----------           ----------
Other assets:
  Loan acquisition fees and costs, net                                               38,786               40,317
  Cash surrender value, officer's life insurance                                        300                  300
Officer's loan                                                                                             1,200
                                                                                 ----------           ----------
                                                                                     39,086               41,817
                                                                                 ----------           ----------
                                                                                 $1,224,266           $1,274,923
                                                                                 ==========           ==========
                                LIABILITIES AND SHAREHOLDERS'S EQUITY (DEFICIENCY)
Current liabilities:
  Current portion of long-term debt                                              $  214,081          $   177,046
  Notes payable                                                                     180,887              248,824
  Accounts payable                                                                  470,645              440,948
  Payroll and sales tax payable and
   accrued expenses                                                                 310,481              221,927
                                                                                 ----------           ----------
    Total current liabilities                                                     1,176,094            1,088,745
                                                                                 ----------           ----------
Long-term debt, net of current portion                                              514,941              552,224
                                                                                 ----------           ----------
Officers loan payable                                                                 2,800              139,913
                                                                                 ----------           ----------
Net liabilities of discontinued operations,
 less assets to be disposed of                                                      340,488              341,037
                                                                                 ----------           ----------

Shareholders' equity (deficiency):
  Preferred stock, 5,000,000 shares authorized,
   none issued
  Common stock, .002 par value 20,000,000
   shares authorized; 5,691,893 shares
   issued and outstanding                                                            11,384                5,384
  Additional paid in capital                                                      2,686,748            2,538,558
  Deficit                                                                        (3,508,189)          (3,390,938)
                                                                                 ----------           ----------
                                                                                   (810,057)            (846,996)
                                                                                 ----------           ----------
                                                                                 $1,224,266           $1,274,923
                                                                                 ==========           ==========


            See notes to condensed consolidated financial statements.

                         HEALTH-PAK, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

              SIX AND THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999


                                                     Six months ended                     Three months ended
                                                       November 30,                           November 30,
                                                  2000              1999               2000                1999
                                                  ----              ----               ----                ----
Net sales                                     $  598,359         $  304,574         $  314,744         $  166,804
Cost of sales                                    352,964            407,801            177,110            337,733
                                              ----------         ----------         ----------         ----------
Gross profit (loss)                              245,395           (103,227)           137,634           (170,929)
Selling, general and
administrative expenses                          326,624            298,898            156,028            202,695
                                              ----------         ----------         ----------         ----------
Loss before other income
 (expenses) and
  extraordinary item                             (81,229)          (402,125)           (18,394)          (373,624)
                                              ----------         ----------         ----------         ----------
Other income (expense):
  Rental income                                   19,000                                 9,500
  Interest expense                               (54,913)            54,671            (25,469)           (35,441)
                                              ----------         ----------         ----------         ----------
                                                 (35,913)            54,671            (15,969)           (35,441)
                                              ----------         ----------         ----------         ----------
Loss before
 extraordinary item                             (117,142)          (456,796)           (34,363)          (409,065)

Extraordinary item:
  Gain on extinguishment
   of debt                                                           40,000                                40,000
                                              ----------         ----------         ----------         ----------

Loss from continuing
 operations                                     (117,142)          (416,796)           (34,363)          (369,065)

Loss from discontinued
 operations                                         (108)          (115,662)               (69)           (58,821)
                                              ----------         ----------         ----------         ----------

Net loss                                       ($117,250)         ($532,458)          ($34,432)         ($427,886)
                                              ==========         ==========         ==========         ==========

Loss per basic and dilutive common shares:

  Loss before
   extraordinary item                            ($0.03)             ($0.25)            ($0.00)            ($0.19)

  Extraordinary item                               0.00                0.02               0.00               0.02
                                             ----------           ---------          ---------          ---------

  Loss from continuing
   operations                                     (0.03)              (0.23)              0.00              (0.17)
  Loss from discontinued
   operations                                     (0.00)              (0.06)              0.00              (0.02)
                                             ----------           ---------          ---------          ---------
  Net loss per share                             ($0.03)             ($0.29)            ($0.00)            ($0.19)
                                              =========          ==========         ==========         ==========

Weighted average number of shares outstanding:

  Basic and fully diluted                     3,790,254           1,821,865          4,900,684          2,195,520
                                              =========          ==========         ==========         ==========




            See notes to condensed consolidated financial statements.

                         HEALTH-PAK, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                   SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999


                                                                                        2000               1999
                                                                                        ----               ----
Operating activities:
  Loss from continuing operations                                                    ($117,142)         ($416,796)
  Adjustments to reconcile loss from continuing
   operations to cash provided by
    operating activities:
     Depreciation                                                                       22,732             29,165
     Amortization                                                                        1,531              1,531
     Common stock issued for services                                                                      85,997
     Changes in other operating assets
      and liabilities:
       Accounts receivable                                                               2,542              5,240
       Inventory                                                                        11,325            283,272
       Prepaid expenses                                                                  2,904             13,506
       Accounts payable                                                                 29,697             24,697
       Accrued expenses                                                                 88,554             18,578
       Net liabilities of discontinued operations                                         (549)           134,493
                                                                                      --------           --------
        Net cash provided by operating activities                                       41,594            179,683
                                                                                      --------           --------
Financing activities:
  Proceeds form officers' loan                                                          18,277              8,000
  Payment of long-term debt                                                               (248)           (26,585)
  Payment of notes payable                                                             (67,937)           (41,255)
                                                                                      --------           --------
        Net cash used in financing activities                                          (49,908)           (59,840)
                                                                                      --------           --------
Net cash used in continuing operations                                                  (8,314)           119,843
Net cash used in discontinued operations                                                  (108)          (115,662)
                                                                                      --------           --------
Net increase (decrease) in cash                                                         (8,422)             4,181
Cash, beginning of period                                                               15,726                 83
                                                                                      --------           --------
Cash, end of period                                                                   $  7,304           $  4,264
                                                                                      ========           ========
Supplemental disclosures and cash flow information:
  Cash paid during the year for:
    Interest                                                                          $ 15,706           $ 22,128
                                                                                      ========           ========
Non cash investing and financing transactions:
  Common stock issued for officers loan payable                                       $154,190           $ 65,000
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

     In December 2000, the Company significantly changed its business with the acquisition of Life Energy and Holding Technology Holdings, Ltd. See Subsequent events, Note 11, for details.

3.   Restated information:

     As described in Note 10, the Company's subsidiary, Protective Disposable Apparel, LLC ceased operations in May 2000. The financial information for November 30, 1999 included in the financial statements has been restated as if the subsidiary had ceased operations for comparative presentation purposes.

4.   Inventories:

     Inventories consist of:

                                     November 30, 2000
                                     -----------------
        Raw materials                      $ 132,406
        Finished goods                        54,081
                                           ---------
                                           $ 186,487
                                           =========

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   Property and equipment:

     Major classifications of property and equipment are as follows:

         Land                                                          $  120,000
         Building                                                         414,627
         Leasehold improvements                                           133,598
         Machinery and equipment                                          397,451
         Office equipment                                                 114,493
         Automotive equipment                                              21,021
                                                                       ----------
                                                                        1,201,190
         Less accumulated depreciation                                    382,695
                                                                       ----------
                                                                       $  818,495
                                                                       ==========

6.  Notes payable:

                                                                  Rate         Amount     Maturity
                                                                  ----         ------     --------
        Credit line, Foothill Capital
         Corporation                                (a)         10.75%       $167,560

        Note payable, Waste Mgmt. of N.Y.           (b)            10%          1,660     June, 1999

        Note payable, Manifest Group                (c)            10%          1,667     January, 2000

        Note payable, First Source                  (d)                        10,000     May, 2001
                                                                             --------
                                                                             $180,887
                                                                             ========

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

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.    Long-term debt:

                                                                  Rate         Amount     Maturity
                                                                  ----         ------     --------
        Note payable, City of Utica                 (a)             3%        146,353     June, 2005
        Note payable, bank                          (b)      Prime +2%        243,055     November, 2013
        Note payable, bank line of credit           (c)          11.5%         41,588     May, 2001
        Note payable, U.S. SBA                      (d)          5.85%        241,307     December, 2018
        Note payable, Colonial Pacific
         Leasing                                    (e)            10%         44,011     November, 2001
        Note payable, Dell Financial
         Services                                   (f)          20.5%          3,366     December 2002
        Note payable, Bancorp Services              (g)            10%          9,342     November, 2001
                                                                             --------
                                                                              729,022
        Less current portion                                                  214,081
                                                                             --------
                                                                             $514,941
                                                                             ========

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

        (e) Note payable is collateralized by equipment with a cost of $71,333. The note is payable in installments of $2,198 including interest.

        (f) Note payable is collateralized by equipment with a cost of $3,849. The note is payable in installments of $155 per month including interest.

        (g) Note payable is collateralized by equipment with a cost of $13,019. The note is payable in installments of $401 including interest.

        Maturities of long-term debt as of November 30, 2000 are as follows:

                    Year                                               Amount
                    ----                                               ------
       November 30, 2001                                            $214,081
       November 30, 2002                                              48,245
       November 30, 2003                                              47,582
       November 30, 2004                                              48,536
       November 30, 2005                                              40,043
              Thereafter                                             330,535
                                                                    --------
                                                                    $729,022
                                                                    ========

                         HEALTH-PAK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.      Earnings per share:

                                                                                   November 30,
                                                                                2000         1999
                                                                                ----         ----
         Number of shares:
           Weighted average shares
            outstanding, basic and fully diluted                             5,691,893       2,691,893


     Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. Fully diluted earnings per share are those shares that would be outstanding assuming exercise of outstanding stock options, all of which are considered to be common stock equivalents.

     Discontinued operations:

     In May 2000, the Company's subsidiary, Protective Disposable Apparel, LLC ceased operations and transferred its remaining business to its New York facility. Net liabilities, less assets to be disposed of, consisted of the following at November 30, 2000:

           Liabilities:
             Accounts payable                                                   $343,023
             Accrued expenses                                                     12,465
                                                                                --------
                                                                                 355,488

           Assets:
             Accounts receivable                                                  15,000
                                                                                --------
                                                                                $340,488
                                                                                ========

10.  Subsequent events:

     During 1999 and 2000, several creditors of the Company commenced litigation for non-payment of accounts payable. As a result, in June 2000, the Company's principal subsidiary Health-Pak, Inc., a New York corporation, declared bankruptcy under Chapter 11 of the Bankruptcy Code.

     On December 4, 2000, the Company acquired Life Energy & Technology Holdings, Ltd., ("LETH") a corporation organized under the laws of the Republic of Ireland. This acquisition significantly changed the Company's business, assets, liquidity and net worth, among other factors. Since the information presented here is historical, none of the information pertaining to LETH is included here or in the financial statements enclosed with this report. Life Energy & Technology Holdings, Ltd. became a wholly-owned subsidiary of the Company and the Company changed its name to "Life Energy & Technology Holdings, Inc." and management of LETH assumed control of Health-Pak, Inc. after the closing. Health-Pak, Inc. acquired all of the common stock of Life Energy & Technology Holdings, Ltd. in exchange for shares of Health-Pak, Inc. common stock. For further information, reference should be made to the Form 8-K reports filed by the Company for November 3, 2000, December 4, 2000, December 26, 2000, January 19, 2001, January 25, 2001 and the recently filed amendment on Form 8-KA filed on February 5, 2001, which are all incorporated herein by reference.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

I. Financial Condition and Liquidity

Introduction

     On December 4, 2000 Health-Pak, Inc. (The "Company") acquired Life Energy & Technology Holdings, Ltd., a Corporation organized under the laws of the Republic of Ireland and changed its name to Life Energy & Technology Holdings Inc. ("LETH") Leth's assets and business are substantially different from the assets and business of the Company. Since this report relates to a period when LETH was not a part of the Company's operations and business, no information relating to LETH is included in this report or in the discussion that follows. For information relating to LETH, reference is made to the form 8-K reports filed for November 3,2000; December 4, 2000; December 26, 2000; January 19,2001; January 25,2001; and the amendment to form 8-K for December 4, 2001 filed on February 5, 2001 which are all incorporated herein by reference.

     As previously stated, the financial statements and the discussion which follows includes, on a consolidated basis, the assets, liabilities and operating results for Protective Disposable Apparel Company, LLC ("PDA") which was acquired by the Company in October, 1996 as a 65% owned subsidiary. Inter-company balances have also been eliminated in the consolidation.

     The Company also filed for protection under the Bankruptcy Act for its principal subsidiary, Health-Pak Inc. a New York Corporation. While the Company itself is not included in the filing, this event had a significant effect on the Company's assets and operations.

(a) FINANCIAL CONDITION

ASSETS

     Total assets decreased by $50,657 at November 30, 2000 when compared to the year ended May 31, 2000, a decrease of slightly less than 4%. This decrease continued the experience of the first quarter of fiscal 2001 (ended August 31, 2000) and continues to be largely due to the reduction in current assets. Reductions were experienced in all categories including trade receivables, inventory, prepaid expenses and cash on hand at November 30, 2000. The balance of the decrease in assets at November 30, 2000 was comprised of reductions in net property and equipment ($818,495 as compared to $841,317 at May 31, 2000), loan acquisition fees and costs ($38,786 as compared to $40,317 at May 31, 2000) and the elimination of officer's loans due in the amount of $1,200.

     The decrease in cash for the six months ended August 31, 2000 was due to the normal use of cash in the course of the Company's operations. In addition, as the increase in sales experienced during the first quarter continued into the second quarter of fiscal 2001 (see discussion below), management continued to utilize existing inventory to meet the increased product demand. Rather than expend additional funds to create more inventory because of the bankruptcy this election accounted for the decrease in inventory at November 30, 2000. The decline in accounts receivable at November 30, 2000 was, in management's opinion, only the result of normal variations in payment for goods sold by its customers.

     Also because of restrictions on cash usage, there were no significant purchases of machinery and equipment during the quarter. The decline in this asset at November 30, 2000 was due to normal depreciation on existing equipment and property.

LIABILITIES

     Current liabilities have increased by $87,349 during the six-month period ended November 30, 2000 compared to the year ended May 31, 2000. This increase resulted principally from an increase in payroll, sales taxes and accrued expenses ($310,481 as compared to $221,927 at May 31, 2000), a slight increase in accounts payable ($470,645 compared to $440,948 at May 31, 2000) and an increase in the current portion of long term debt ($214,081 as compared to $177,046 at May 31, 2000). These increases were offset in part by a decrease in notes payable ($180,887 compared to $248,824 at May 31, 2000). During the first six months officer's loans payable also decreased significantly to $2,800 from $139,913.

     None of the increases experienced during the first half of fiscal 2001 were significant and, in the opinion of management, represented normal variations in the Company's operations. Liability for payroll taxes varies with the number of employees at any given time and the date upon which the period falls. There was an increase in this account of approximately $88,554 during the six month period ended November 30, 2000 when compared to the year ended at May 31, 2000.

     Long term debt at November 30, 2000 decreased by $37,283 when compared to May 31, 2000. This decrease resulted from the normal payment of this item by the Company during the first quarter.

     Management believes that there has been no significant change in the financial condition of the Company during the first half of fiscal 2001.

     See "RESULTS OF OPERATIONS" for additional information concerning the Company's operations during this period. For information regarding liquidity, see Subparagraph (b) "LIQUIDITY" below. For additional information relating to the financial condition of the Company, also see "INFLATION" and "TRENDS AFFECTING LIQUIDITY, CAPITAL RESOURCES AND OPERATIONS."

(b) LIQUIDITY

     The Company had sufficient liquid assets to meet its obligations at the end of November 30, 2000. Working capital at November 30, 2000 was $366,685 compared to $393,080 at May 31, 2000, a decrease of $26,395 due principally to the added burdens of increased current debt and notes payable to banks.

     Principal short-term liabilities at November 30, 2000 were $214,081 in the current portion of long term notes due, notes payable of $180,887, $470,645 in accounts payable and payroll taxes due of $310,481 for a total of $1,176,094 in short term liabilities. Against this total, at November 30, 2000, the Company had liquid current assets consisting of cash in the amount of $7,304, receivables of $168,501, inventory in the amount of $186,487, and prepaid expenses of $4,393 for a total of $366,685.

     In summary, management believes that the Company will have sufficient liquidity and adequate working capital to fund the Company's operations during the current fiscal year.

     The principal source of funds for the Company's operations during the period ended November 30, 2000 has been from operating revenues as reflected in the Company's financial statements.

II. RESULTS OF OPERATIONS

(a) NET SALES

     Despite the continuation of bankruptcy proceedings, net sales for the three months ended November 30, 2000 were $314,744. This compares with net sales of $166,804 for the quarter ended November 30, 1999 and represents an increase in net sales of $147,940, or an increase of approximately 89% over the same period last year.

     The results for this quarter, as in the case of the first quarter of fiscal 2001, represent a general upturn in the Company's business after its restructure of its operations during which it eliminated a number of products which were not profitable or with respect to which profit margins were considered by management too small to justify their continuance. Sales that were eliminated from the Company's line because of unprofitability included nurses' caps, shoe covers and surgical masks among others and represented products which were primarily manufactured by others.

     The Company is now seeing a turnaround in demand from the industry as orders are beginning to improve and sales are increasing. This trend is reflected in the significant increase in net sales during this period.

     Net sales for the six months ended November 30, 2000 were $598,359. This compares with net sales of $304,574 for the six months ended November 30, 1999 and represents an increase in net sales of $293,785, or an increase of approximately 96.5% over the same period last year.

     Net sales in both the three and six month periods ended November 30, 2000 were not affected by price changes.

     As for the future in terms of increasing sales, as previously reported, the Company has entered into discussions with Jake Industries, Inc. ("Jake") and its principal shareholders to acquire the substantial part of the assets of Jake as a going concern. Located in New Jersey, Jake is a manufacturer of paper products to the medical and institutional industries which includes toilet tissue paper for institutions and tissue gowns. Revenues are presently approximately $2 million per annum; however, the Company believes that these revenues can be greatly expanded with its own network of customers and new business which the Company will seek to obtain after the closing. Proceeding forward with this acquisition will depend on the Company's bankruptcy proceedings.

     The Company has continued discussions as of the date of this report and is awaiting additional financing to support the purchase of Jake. As of the date hereof, management's efforts to secure the needed financing have not been successful.

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

(b) COST OF SALES AND GROSS PROFITS

     The elimination of unprofitable sales resulted in a higher cost of sales percentage during fiscal 2000 which, combined with higher costs for selling, general and administrative expenses resulted in an increased loss from operations. This situation has begun to be corrected in fiscal 2001.

     During the three months ended November 30, 2000, the Company's cost of sales dropped significantly to slightly over 56%, resulting in a gross profit of $137,634 for the period, compared to a loss of $170,929 for the same period in fiscal 2000. For the six months ended November 30, 2000, the results are similar, with cost of sales being slightly under 59% and gross profit for the six months reaching $245,395, as compared to a loss of $103,227 for the first six months of fiscal 2000. Although management continues its efforts to reduce its cost of sales, reduce its operating losses and return its operations to profitability, no assurances can be given that its efforts will be successful.

(b) SELLING, GENERAL AND ADMINISTRATIVE COSTS

     Selling, general and administrative costs for the three months ended November 30, 2000 were also reduced over the same period last year ($156,028 compared to $202,695). This decrease is also attributable by management to the success of its cost-cutting programs during the past two years, despite increased costs during fiscal 2001 associated with the higher level of sales during this period.

     However, for the first half of fiscal 2001 selling, general and administrative costs reached $326,624, as compared to $298,898 for the first half of fiscal 2000, representing additional costs associated with the ongoing increased sales experienced by the Company.

(c) INTEREST EXPENSE

     Interest expenses for the three months ended November 30, 2000, decreased to $25,469, compared to $35,441 for the same period in fiscal 2000. However, during the current period the Company also had rental income in the amount of $9,500 that was not present in fiscal 2000 that resulted in a net loss of $15,969 for the three months ended November 30, 2000. This reflects the significant reduction in additional borrowing by the Company during this three-month period in connection with the increase in sales activities. As before, management believes that this increase is in line with the increased level of business activities during this period.

     For the six months ended November 30, 2000, interest expenses continued at virtually the same levels as in the prior year ($54,913 for the six months ended November 30, 2000 as compared to $54,671 for the prior year).

(d) EARNINGS

     For the three month period ended November 30, 2000, the Company reflected a loss from operations, including the loss from discontinued operations, of only $34,363 (compared to a loss of $427,886, or $0.19 per share, for the three months ended November 30, 1999).

     For the six month period, however, the Company's loss from operations, including the loss attributable to its discontinued operations, totaled $17,250, or a loss of $0.03 per share. This compared to a loss of $532,458, or $0.29 per share, for the six months ended November 30, 1999.

     In management's opinion, this reflects the success of the Company's efforts to control costs, eliminate unprofitable products from its line and to restore the Company to profitability.

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

     Some disposable products offered by the Company are made from plastic-based materials. These materials have raised concern among environmental groups over their proper disposal. Although management believes that such concerns are, in many cases, valid, it is also believed that these concerns must be balanced with safety provided by these products against infectious diseases such as AIDS, hepatitis and others. This belief has recently been reinforced by the new, comprehensive safety regulations issued by the Occupational Safety and Health Administration (OSHA) which require extensive new measures to combat the spread of infection and disease in many industries which had not previously required such measures. Most importantly, from the point of view of the Company, are the requirements for protective apparel such as that manufactured by the Company.

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

     (b) Reports on Form 8-KSB

     Reference is made to the form 8-K reports filed for November 3,2000; December 4, 2000; December 26, 2000; January 19,2001; January 25,2001; and the amendment to form 8-K for December 4, 2000, filed on February 5, 2001.

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

Dated:  March 12, 2001



                                /s/ Michael A. Liberatore
                                -------------------------
                                Michael A. Liberatore
                                Vice President
                                Chief Financial Officer



Dated: March 12, 2001