Form 10QSB
period 2001-02-28
LIFE ENERGY & TECHNOLOGY HOLDINGS INC
filed 2001-04-23
CIK 840823

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Quarter Ended February 28, 2001

                       Commission File Number 33-24483-NY

                     Life Energy & Technology Holdings Inc.
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

YES    X     NO
      ---         ---

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

Class                                          Outstanding at February 28, 2001
Common stock, $0.002 par value                            20,691,893

TABLE OF CONTENTS


INDEX


Part 1. Financial information                                                                       Page 3

     Item 1. Condensed Consolidated Financial Statements:

             Balance sheet as of February 28, 2001 and May 31, 2000                                    F-2

             Statement of income  (loss) for nine months ended February 28, 2001
             and 2000                                                                                  F-3

             Statement of cash flows for nine months ended February 28, 2001 and
             2000                                                                                      F-4

             Statement of changes in shareholders equity for the period June 1, 2000
             through February 28, 2001                                                                 F-5

             Notes to condensed consolidated financial statements                               F-6 to F-8

             Balance sheet as of February 28, 2001 and May 31, 2000 for
             Health-Pak, Inc. New York                                                                 F-9

             Statement of income  (loss) for nine months ended February 28, 2001
             and 2000 for Health-Pak, Inc. New York                                                   F-10

             Notes to condensed consolidated financial statements                             F-11 to F-14


     Item 2. Management's discussion and analysis of financial condition

Part II. Other information

Signatures

Exhibits


PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

         The following unaudited consolidated financial statements have been prepared by Life Energy & Technology Holdings Inc. (the "Company" or "LETH") pursuant to the rules and regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934 as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the consolidated financial statements include all adjustments (consisting only of adjustments of a normal, recurring nature) necessary to present fairly the financial information set forth herein.

         On December 4, 2000, the Company acquired Life Energy & Technology Holdings, Ltd. a corporation organized under the laws of the Republic of Ireland ("LETH Ireland"). No financial information is included for LETH Ireland for the May 31, 2000 year end comparative because this corporation was not owned by the Company at the year end date. Financial information for the Company's Health-Pak, Inc. subsidiary has also been eliminated from this report because it is being transferred to Anthony J. Liberatore pursuant to the terms of the acquisition agreement with LETH.

                    Life Energy and Technology Holdings, Inc.
                           (Formerly Health-Pak, Inc.)
                      Unaudited Consolidated Balance Sheet
                    As of February 28, 2001 and May 31, 2000



                                                                                 2/28/01         5/31/00
                                                                                 -------         -------
ASSETS

  Current assets:
     Cash                                                                                $0              $0
     Accounts receivable                                                            300,000               0
     Inventory                                                                  162,187,500               0
     Advance to officer                                                              15,000               0
                                                                               ------------    ------------

         Total current assets                                                   162,502,500               0

  Property and equipment                                                         12,111,577               0
                                                                               ------------    ------------


Total Assets                                                                   $174,614,077              $0
                                                                               ============    ============

LIABILITIES & SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                                                            $2,804,440              $0
     Promotion payable                                                            4,370,000               0
     Officer loans payable                                                          115,640               0
     Deposits held                                                                  300,000               0
     Bank overdrafts                                                                 29,345               0
                                                                               ------------    ------------

         Total current liabilities                                                7,619,425               0

      Net liabilities of discontinued operations to be disposed of                  805,247         846,996

  Shareholders' Equity:
     Preferred stock, 16,000,000 shares issued at $10 stated value              160,000,000               0
     Common stock, $.002 par value; authorized 100,000,000 shares,
      issued and outstanding 20,691,893 at 2/28/01 and 2,691,893 at 5/31/00         $41,384          $5,384
     Additional paid in capital                                                  14,795,748       2,538,558
     Accumulated deficit                                                        (8,647,727)     (3,390,938)
                                                                               ------------    ------------
           Total shareholders' equity                                             6,189,405       (846,996)
                                                                               ------------    ------------

Total liabilities & shareholders' equity                                       $174,614,077              $0
                                                                               ============    ============


Please see the accompanying notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
                           (Formerly Health-Pak, Inc.)
                 Unaudited Consolidated Statement of Operations
    For the Nine & Three Months Ended February 28, 2001 and February 28, 2000

                                                      (9 mos.)        (9 mos.)        (3 mos.)      (3 mos.)
                                                      2/28/01         2/28/00         2/28/01        2/28/00
                                                      -------         -------         -------        -------
Net sales                                                   $0              $0              $0              $0
Cost of sales                                                0               0               0               0
                                                    ----------       ---------      ----------       ---------

Gross profit                                                 0               0               0               0

General and administrative expenses:

Consulting & professional fees                         117,058               0         117,058               0
Corporate travel expense                               295,371               0         295,371               0
Administration expense                                  24,178               0          24,178               0
Repairs & maintenance expense                            3,068               0           3,068               0
Depreciation expense                                    65,193               0          65,193               0
                                                    ----------       ---------      ----------       ---------

    Total general and administrative expenses          504,868               0         504,868               0
                                                    ----------       ---------      ----------       ---------

Net loss from operations                              (504,868)              0        (504,868)              0

Other income (expense):
    Organization & promotion costs                  (4,639,480)              0      (4,639,480)              0
                                                    ----------       ---------      ----------       ---------


Net loss before tax provision                       (5,144,348)              0      (5,144,348)              0

Income tax provision                                         0               0               0               0
                                                    ----------       ---------      ----------       ---------

Net loss before extraordinary item                  (5,144,348)              0      (5,144,348)              0

Extraordinary item:
    Gain on extinguishment of debt (net of tax)              0          43,103               0           3,103
                                                    ----------       ---------      ----------       ---------

Loss from continuing operations                     (5,144,348)         43,103      (5,144,348)          3,103

Loss from discontinued operations                     (112,441)       (571,430)          4,809           1,028
                                                    ----------       ---------      ----------       ---------

Net loss                                           ($5,256,789)      ($528,327)    ($5,139,539)          $4,131
                                                    ==========       =========      ==========       ==========
Net loss per common share:
Basic & fully diluted:
    Net loss from continuing operations                 ($0.67)          $0.00          ($0.31)          $0.00
    Gain from extraordinary items                         0.00            0.02            0.00            0.00
                                                    ----------       ---------      ----------       ---------

    Net loss per share                                  ($0.67)          $0.02          ($0.31)          $0.00
                                                    ==========       =========      ==========       ==========
Weighted average of common shares:
Basic & fully diluted                                7,682,022       2,110,316      16,582,650       2,032,667



Please see the accompanying notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
                           (Formerly Health-Pak, Inc.)
                      Consolidated Statement of Cash Flows
        For the Nine Months Ended February 28, 2001 and February 28, 2000


                                                                2/28/01        2/28/00
                                                                -------        -------
Operating Activities:
  Net loss                                                     ($5,256,789)     ($528,327)
  Adjustments to reconcile net income items
    not requiring the use of cash:
       Depreciation & amortization                                  99,291        43,742
       Amortization                                                  2,297         2,297
       Common stock issued for services                                  0        85,997
       Gain on early debt extinguishment                                 0        43,103

Changes in other operating assets and
  liabilities:
     Inventory                                                  (7,000,000)            0
     Accounts payable                                            4,681,680             0
     Net liabilities of discontinued operations                     76,046       353,188
                                                                ----------      --------

Net cash used by operations                                     (7,397,475)            0

Investing Activities:
     Bank overdraft                                                 29,345             0
     Purchase and acquisition of property and equipment           (116,870)            0
                                                                ----------      --------

Net cash used by investing activities                              (87,525)            0

Financing activities:
     Advance to shareholder/officer                                (15,000)            0
     Cash acquired in purchase of Life, Ltd.                     7,500,000             0
                                                                ----------      --------

Net cash provided by financing activities                        7,485,000             0
                                                                ----------      --------

Net increase in cash during the period                                   0             0

Cash balance at beginning of the period                                  0             0
                                                                ----------      --------

Cash balance at end of the period                                       $0            $0
                                                                ==========      ========
Supplemental disclosures of cash flow information:
     Interest paid during the period                               $49,373       $32,511
     Income taxes paid during the period                                $0            $0


Please see the accompanying notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
                           (Formerly Health-Pak, Inc.)
       Unaudited Consolidated Statement of Changes in Shareholders' Equity
              For the Period June 1, 2000 through February 28, 2001

                              Common       Common     Preferred     Preferred        Paid in     Accumulated
                              Shares     Par Value     Shares      Stated Value      Capital       Deficit           Total
Balance at 6/1/00           2,691,893      $5,384              0              $0     $2,538,558  ($3,390,938)      ($846,996)

Issued stock
  to pay debt               3,000,000       6,000                                       148,190                      154,190

Issued stock to
  purchase Life, Ltd.      15,000,000      30,000     16,000,000     160,000,000     12,109,000            0      12,139,000

Net loss during
  the period                                                                                      (5,256,789)     (5,256,789)

                           ----------     -------     ----------    ------------    -----------  -----------     -----------
Balance at 2/28/01         20,691,893     $41,384     16,000,000    $160,000,000    $14,795,748  ($8,647,727)    $ 6,189,405
                           ==========     =======     ==========    ============    ===========  ===========     ===========


Please see the accompanying notes to the financial statements.

Life Energy and Technology Holdings, Inc. (Formerly Health-Pak, Inc.)

Notes to the Consolidated Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation have been included. The results of operations for the nine months ended February 28, 2001 is not necessarily indicative of the results to be expected for the full year ending May 31, 2001. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended May 31, 2000 included in the Annual Report filed on Form 10-KSB, which is incorporated herein by reference.

Note 1.  Nature of Business and Significant Accounting Policies

Health-Pak Inc. is a manufacturer and distributor of disposable paper products for use in service related industries, primarily the medical and hospital industry. The Company is incorporated in the State of Delaware and owns and operates a plant in Utica, New York.

In December 2000, the Company changed its name to Life Energy and Technology Holdings, Inc. and acquired 100% of the stock of Life Energy and Technology Holdings, Ltd. ("Life") for 15,000,000 shares of common stock and 16,000,000 shares of preferred stock. Life was organized in November 2000 under the laws of the Republic of Ireland and manufactures a recyclable waste management process for sale to government entities worldwide The management of Life, Ltd. assumed the management of the Company upon acquisition.

Consolidation- the accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances have been eliminated.

Use of Estimates-The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements and for the period they include. Actual results may differ from these estimates.

Revenue and Cost Recognition- The Company recognizes revenue upon entry into a sales type lease agreement with a buyer of the Company's Biosphere Process waste recycling management process. The difference between the minimum lease payments and the present value of the minimum lease payments is amortized over the life of the lease to interest income using the effective interest method.

Inventory- Inventory is stated at the lower of cost or market (specific identification method) and consists of the manufacture of the Biosphere Process waste recycling management technology that is under construction or available for sale.

Property and Equipment- Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the asset. The following is a summary of the estimated useful lives used in computing depreciation expense:

                  Furniture                           7 years
                  Equipment                           5 years
                  Building                           25 years
                  Biosphere models                   25 years
                  Office equipment                    3 years

Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized. Minor repair expenditures are charged to expense as incurred. Improvements made to leased property are depreciated on a straight-line basis over the estimated useful life of the improvement or the period of the lease remaining, whichever is less.

Long Lived Assets-The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Income Taxes-The Company accounts for income taxes under the accrual method established by Statement of financial accounting standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected futures tax consequences and events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted rates for the year in which the differences are expected to reverse.

Recent accounting pronouncements-Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and is effective for fiscal quarters beginning after June 15, 2001. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that entities recognize derivative instruments as either assets or liabilities in the statement of financial position and measure these instruments at fair value. Management has concluded that the adoptions of SFAS No. 133 will not have a material impact on the financial position of the Company or its results of operations.

Note 2.  Discontinued Operations

As per the reorganization of the Company on December 4, 2000 the operations of Health-Pak Inc. were discontinued and the remaining assets and liabilities of the company will be sold. The results of operations of Health-Pak Inc. are included in discontinued operations in the statement of operations and net liabilities of discontinued operations in the balance sheet. The financial information for Health-Pak Inc. for 2000 and 1999 has been restated as discontinued operations as if the operations were discontinued at June 1, 1999 for comparative presentation purposes.

Financial data for Health Pak Inc. is as follows:

Balance Sheet (Health-Pak Inc.)


                                                                        2/28/01          5/31/00
                                                                       ---------        ---------
ASSETS

  Current assets:
     Cash                                                                 $9,340         $15,726
     Trade receivable (net of allowance of $6,000)                       152,059         171,043
     Inventory                                                           160,800         197,813
     Prepaid expenses                                                      4,393           7,298
                                                                      ----------      ----------

         Total Current Assets                                            326,592         391,880

  Property and equipment (net of accumulated depreciation)               807,129         841,226

     Loan acquisition fees, net of amortization                           38,020          40,317
     Officer advances receivable                                               0           1,200
     Other assets                                                            300             300
                                                                      ----------      ----------
Total Assets                                                          $1,172,041      $1,274,923
                                                                      ==========      ==========
LIABILITIES & SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                                                   $564,051        $440,948
     Accrued expenses                                                    253,653         221,927
     Notes payable                                                       118,822         248,824
     Current portion of mortgages and capital leases                     145,351         177,046
                                                                      ----------      ----------
         Total Current Liabilities                                     1,081,877       1,088,745

    Long term liabilities:
      Long term mortgages and capital leases                             555,726         552,224
      Office loan payable                                                  2,800         139,913

      Net liabilities of discontinued operations to be disposed of       336,885         341,037

  Shareholders' Equity:
     Common stock                                                        $11,384          $5,384
     Additional paid in capital                                        2,686,748       2,538,558
     Accumulated deficit                                              (3,503,379)     (3,390,938)
                                                                      ----------      ----------
           Total shareholders' equity                                   (805,247)       (846,996)
                                                                      ----------      ----------

Total Liabilities & Shareholders' Equity                              $1,172,041      $1,274,923
                                                                      ==========      ==========


Statement of Operations (Health-Pak Inc.)


                                                            Nine months    Nine months    Three months   Three months
                                                              2/28/01        2/28/00        2/28/01        2/28/00
                                                            -----------    -----------    ------------   ------------
Net sales                                                     $834,971     $1,051,385       $236,612       $375,808
Cost of sales                                                 (496,651)      (971,299)      (143,687)      (236,518)
                                                             ---------      ---------       --------       --------

Gross profit                                                   338,320         80,086         92,925        139,290

General and administrative expenses                           (393,288)      (534,827)       (66,664)      (103,052)
                                                             ---------      ---------       --------       --------

Net loss from operations                                       (54,968)      (454,741)        26,261         36,238

Other income (expense):
    Rental Income                                               28,500              0          9,500              0
    Interest expense                                           (85,973)      (116,689)       (31,060)       (35,210)
                                                             ---------      ---------       --------       --------

Net loss before tax provision                                 (112,441)      (571,430)         4,701          1,028

Income tax provision                                                 0              0              0              0
                                                             ---------      ---------       --------       --------

Net loss before extraordinary item                            (112,441)      (571,430)         4,701          1,028

Extraordinary item:
    Gain on extinguishment of debt (net of tax)                      0         43,103              0          3,103
                                                             ---------      ---------       --------       --------

Loss from continuing operations                               (112,441)      (528,327)         4,701          4,131

Loss from discontinued operations                                    0              0            108              0
                                                             ---------      ---------       --------       --------
Net loss                                                     ($112,441)     ($528,327)        $4,809         $4,131
                                                             =========      =========       ========       ========

Note 3. Earnings Per Share

The Company applies SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the period. The effects of the outstanding stock options, which normally is included in the calculation of fully diluted earnings per share, has been excluded from the calculation of fully diluted earnings per share since their inclusion would be anti-dilutive.

                                                          9 months        9 months       3 months       3 months
                                                           2/28/01         2/28/00        2/28/01        2/28/00
      Shares outstanding                                 20,691,893       2,691,893     20,691,893      2,691,893
                                                         ==========       =========     ==========      =========

      Weighted average of shares outstanding              7,682,022       2,110,316     16,582,650      2,032,667
                                                         ==========       =========     ==========      =========


Note 4. Purchase of Life Energy and Technology Holdings, Ltd.

On December 4, 2000, the Company acquired all of the issued and outstanding common stock of Life Energy and Technology Holdings, Ltd. (Life) for 15,000,000 shares of common stock and 16,000,000 shares of preferred stock. The acquisition was accounted for using the pooling of interest accounting method. Accordingly, the accompanying consolidated balance sheet includes the accounts of the Company and its wholly owned subsidiaries at February 28, 2001. The consolidated statement of operations and cash flows includes the accounts of the Company and its wholly owned subsidiaries as if the transaction took place on June 1, 1999. Selected financial data for the Company and the subsidiaries prior to consolidation for fiscal year 2001 is as follows.

                 LIFE, Inc
                 Gross Sales                                          $598,359
                 Gross profit on sales                                $245,395
                 Total costs and operating expenses                   $326,624
                 Net loss                                            ($117,250)
                 Total assets                                       $1,054,791

                 LIFE, Ltd.
                 Gross Sales                                                $0
                 Gross profit on sales                                      $0
                 Total costs and operating expenses                 $4,370,000
                 Net loss                                          ($4,370,000)
                 Total assets                                     $175,388,425

In connection with the transaction, the officers and directors of Life, Ltd. replaced the former officers and directors of the Company and the operations of Health-Pak Inc. were discontinued.

Note 5. Addendum to the Consolidated Statement of Cash Flows

The purchase of Life in December 2000 was accomplished by exchanging common stock of the Company for the common stock of Life, and accordingly is excluded, to the extent of the cash balance acquired in the transactions, from the consolidated statement of cash flows. In addition, during the period, debt to an officer of the company was paid by issuing 3,000,000 shares of common stock. Accordingly, this transaction has been excluded from the consolidated statement of cash flows. During the quarter ended February 28, 2001, the Company received commitments for two Biosphere Process systems. The initial application deposit required of $300,000 has been recorded as accounts receivable and is omitted from the consolidated statement of cash flows.

Note 6. Inventory

Inventories are stated at the lower of cost (specific identification) or market and consist of the following:


           Materials                           $112,187,500
           Work in Process                       50,000,000
           Finished goods                                 0
                                               ------------
           Total                               $162,187,500
                                               ============


Note 7. Commitments and Contingencies:

The Company, through its subsidiary Health-Pak Inc., is committed to various non-cancelable leases for equipment. The assets and liabilities of the capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset purchased. The capital leased assets are amortized over the term of the lease or the estimated useful life of the asset, whichever is less. At February 28, 2001, total future minimum lease payments under capital leases is as follows:

                   2001                                    $32,939
                   2002                                     21,549
                   2003                                        292
                   2004                                          0
                                                           -------
       Total minimum lease payments                        $54,780

       Less amounts representing interest                   (4,899)
                                                           -------
       Present value of net minimum lease payments         $49,880
                                                           =======

Interest rates on capitalized leases range from 10% to 21% imputed based upon the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return.

The capital leased assets and liabilities of Health-Pak Inc. are included in discontinued net liabilities in the balance sheet. Interest expense associated with capital leases is included in discontinued operations the statement of operations.

Note 8.  Debt

The Company, through its subsidiary, Health-Pak, Inc., is indebted to various financial institutions as follows.

                    Lender                          Collateral          Mat. Date      Int. Rate     Principle
     Mortgage HSBC                            Building/Plant              11/13/13      10.50%         $238,888
     Small Business Administration                                        12/16/18       5.86%          236,706
     City of Utica Payable                                                 7/21/05       3.00%          141,925
     Foothill Inc. note payable               Accounts receivables         5/31/01      11.50%          104,388
     Letter of Credit HSBC                                              Demand                           33,678
     Note Payable Utica Development                                     Demand          10.00%           10,000
     Other payables                           Equipment                    4/15/01       0.00%            4,434
                                                                                                       --------


                                              Total                                                    $770,019
                                              Less current portion                                     (235,180)
                                                                                                       --------

                                              Long term portion                                        $534,839
                                                                                                       ========


A schedule of future required payments of long term debt by fiscal year is as follows:

                 2001                                          $235,180
                 2002                                            84,328
                 2003                                            82,211
                 2004                                            80,461
                 2005                                            78,711
              Thereafter                                        562,001
                                                             ----------

       Total minimum lease payments                          $1,122,892
       Less amounts representing interest                      (352,873)
                                                             ----------

       Present value of net minimum lease payments             $770,019
                                                             ==========

Debt and interest expense associated with Health-Pak Inc. are included in discontinued net liabilities in the balance sheet and in discontinued operations in the statement of operations.

Note 9. Property and Equipment

Property and equipment consists of the following.

           Building                                       $1,360,000
           Office equipment                                   11,632
           Equipment                                         105,138
           Biosphere demonstration models                  9,500,000
           Land                                            1,200,000
           Accumulated depreciation                          (65,193)
                                                         -----------
           Total                                         $12,111,577
                                                         ===========

Note 10. Litigation

The Company is aware of no litigation pending, threatened or contemplated, or unsatisfied judgements against it.

Item 2,  Management's Discussion and Analysis or Plan of Operation

Introduction

         On December 4, 2000, Life Energy & Technology Holdings Inc. (formerly "Health-Pak, Inc.") referred to herein as the "Company" or "LETH" acquired Life Energy & Technology Holdings, Ltd., a corporation organized under the laws of the Republic of Ireland ("LETH of Ireland"). LETH of Ireland was engaged in various businesses through its subsidiaries; however, its principal activity was the manufacture of Biosphere Process Systems'TM'(1), a technological development of LETH designed to process waste materials including municipal solid waste by a process of separating the waste into metals, glass, plastics and other items into reusable substances, producing reusable compost and then thermally treating the remaining organic waste in an atmosphere of greatly reduced oxygen.

         The Biosphere Process System'TM' is essentially a calorific converter which converts municipal solid waste and other feedstocks into usable energy in the form of electricity and steam and provides as its end product, compost, animal feeds, fertilizer and recycled glass, metals and plastics which can be resold.

         Previous attempts to convert municipal waste to value added products by competitor companies did not work at commercial scale because capacities were very limited. LETH believes that the Biosphere Process System'TM' which it has designed and is now manufacturing is commercially viable and has proven itself to be a workable and efficient method of reducing solid waste.

-------------------
(1) Biosphere Process System is a copyright trademark of the Life Energy Partnership 1994

         At the present time, the Company has demonstration unit in, Ireland, which is used as a demonstration of the Biosphere's capacity and ability to reduce solid waste.

         The Company is now in the process of manufacturing approximately 50 Biosphere units for sale throughout the world and is currently working on completing several orders. The Biosphere Process Systems'TM' have a sale/lease cost of approximately $5,000,000 each. The Company is seeking the assistance of several credit providers to allow for leasing the units to its customers.

         The Company is in the process of eliminating its Health-Pak, Inc. subsidiary (a corporation organized under the laws of the State of New York) which manufactures disposable and reusable medical items and clothing of various types, as provided in the acquisition agreement between the Company and LETH of Ireland. Therefore no financial information is included for Health-Pak, Inc. New York except as set forth in the footnotes to the Financial Statements presented here.

1.  Financial Condition and Liquidity

(a) Financial Condition

ASSETS:

         Total assets increased to $174,614,077 as compared to the year ended May 31, 2000 which showed no assets for the period (based on the elimination of Health-Pak, Inc. New York and the fact that the Company did not acquire LETH Ireland until December 4, 2000). This increase is primarily due to the acquisition of LETH of Ireland.

         This compares with assets of $172,695,000 reported in the Company's Pro Forma financial statement for December 7, 2000, filed with the Company's 8-KA report filed February 5, 2001. The most meaningful change in total assets from December 7, 2000 is the fact that substantially all of the Company's cash (approximately $7 million) was used to partially finance a working model of the Biosphere system at a total cost of $9.5 million.

         The Company received $300,000 as cash deposits against two contracts to purchase Biosphere units.

         Inventory increased from approximately $18 million at December 7, 2000 to $162,187,500 at February 28, 2001. This increase is due to the inventory of subassemblies for 50 Biosphere Process System'TM' units being manufactured in Russia for the Company and $112,187,500 in commodity materials.

         A number of acquisitions have been eliminated from this Financial Statement and several other acquisitions are being re-evaluated due to the fact that the Company believes it will not require manufacturing and production facilities in Ireland for its Biosphere Process Systems'TM'. This manufacturing can be contracted for in Poland and Russia with significant savings in manufacturing costs.

         Accordingly, the following intended acquisitions have been eliminated:
SRL Limited, Viper International and the Swatragh Site. The acquisitions of Axis Controls, O'Dwyers Machinery, PFA

Ireland Ltd., Life Manufacturing and Perla Limited are under review and will most likely also be eliminated. Management may replace these assets with assets of equal or greater value.

         The Company's previously reported intended acquisition of stock in Energy Producers, Inc. ("EPI"), a producer of oil and gas in the United States, is presently being reconsidered on the basis of the fact that EPI failed to make an acquisition which was expected prior to LETH's investment.

         Property and equipment increased to $12,111,577,primarily due to the capitalization of LETH's research and development program.. The balance of property and Equipment consists of land and buildings and miscellaneous equipment, including office furniture.

LIABILITIES:

         As previously stated, there were no liabilities at May 31, 2000, the Company's year end, due to the elimination of the Company's subsidiary, Health-Pak, Inc. New York and the fact that LETH Ireland was not acquired until December 4, 2000.

         At December 7, 2000, as previously reported in the Company's pro-forma financial statement filed in its 8-KA report on February 5, 2001, the Company's only liability was for $4,370,000 due to its shareholders and organizers. This debt is reflected in the current financial statement as a promotion payable.

         The additional debt shown in Liabilities for the Company's current financial statement is reflective of the Company's business activities since December 7th. The Company incurred accounts payable during this period of $2,804,440 which was not present at May 31, 2000 or December 7, 2000.

         A liability of $300,000 is shown to offset the entry of $300,000 in receivables paid to the Company as deposits to purchase Biosphere units. This entry reflects the Company's obligation to deliver the Biosphere units and when delivery is made under the Contract, the liability will be eliminated.

         Total current liabilities increased to $7,619,425 compared with $4,370,000 at December 7, 2000 and $0 at May 31, 2000. The increase is mainly due to the $2,804,440 debt incurred for accounts payable which previously did not exist. Accounts payable were incurred in the course of the commencement of the Company's business operations.

         The sum of $805,247 in net liabilities was also added as contingent liabilities associated with the elimination of the Company's Health-Pak, Inc. subsidiary.

LIQUIDITY:

         Management believes that there has been a significant change in the financial condition of the Company during the first half of 2001 due to the acquisition of LETH Ireland. Significant assets have been added to the balance sheet from this acquisition.

         Working capital at the end of February 28, 2001 was $154,883,075 which consists primarily of inventory and is deemed by management to be more than adequate to meet the Company's current financial needs.

         During this initial period no funds were made available from operations and, because of the high sale price of the Company's Biosphere Process System'TM' units (approximately $5,000,000 each) management expects that significant cash will become available in future periods once sales/leasing of these units commences. The Company is already in the process of negotiating purchase and lease contracts with several potential buyers in various locations around the world.

RESULTS OF OPERATIONS:

         Significant operations have not commenced as of the date of the financial statements. The Company has been involved in promotional activities for the sale and lease of its Biosphere Process System'TM' units.

         Promotional activities to market the Biosphere Process System'TM' are ongoing throughout Europe, in Russia, the Middle East, North and South East Asia, North, Central and Southern Africa, South America and North America. The Company's chairman, Mr. Albert Reynolds TD., the former Prime Minister of Ireland, has been extremely helpful in the promotion of the Company's products in many foreign countries of the world.

         Operations are expected to begin shortly with the delivery of some 50 Biosphere Process System'TM' units presently under construction and in various stages of completion.

         The Company utilizes its working model of the Biosphere Process System'TM', located in Ireland, for demonstration purposes.

         In addition the Company is currently negotiating oil and gas exploration and production agreements in several jurisdictions in Africa.

         III.   CAPITAL RESOURCES:

         The Company presently anticipates the allocation of significant resources for machinery and equipment purchases in the near future. Any such commitments in the future will be dependent on contract demands for the delivery of the Company's Biosphere Process Systems'TM', leasing programs or bank financing without committing substantial cash resources. Future conditions, however, may change this position.

IV     INFLATION

         Management anticipates that inflation will not have a material effect on the Company's operations in the future. This is principally due to two factors. First, if orders for Biosphere Process Systems'TM' increase because of inflation, the Company will be able to find additional sources to manufacture this product in Poland and Russia where there is an abundance of skilled labor which is presently being under employed. The Company also has the opportunity to develop its own manufacturing resources in Ireland, should the need occur. Second, should price increases occur because of inflation, management believes that public health and solid waste disposal concerns would outweigh any negative impact of price increases and would not affect the Company's projected sales for Biosphere units. Additionally, the waste disposal and recycling markets have historically been best able to pass on increased costs. Further the company is developing the Biosphere Process System'TM' to operate on traditional fossil fuel feedstocks specifically for jurisdictions where such resources are abundant and cheap.

V  TRENDS AFFECTING LIQUIDITY, CAPITAL RESOURCES AND OPERATIONS

         A number of factors are expected to impact the Company's liquidity, capital resources and future operations. Included among these are environmental concerns, governmental regulation of the environment and the Company's products, and the growing concern in many industries about controlling the disposal of waste in landfills.

         Management believes that environmental regulations will increase demand for the Company's products and will significantly expand the Company's markets. Based upon recent increased costs to dispose municipal solid waste ("MSW") at landfills, management believes that the most significant of its new markets will be companies and municipalities looking for alternatives to landfills that provide compliance with DEC and EPA regulations for safe disposal of waste.

         Management also believes that perhaps the most significant impact upon its liquidity, capital resources and future operations may result from economic and social pressures to keep disposal costs low and at the same time to reduce the amount of MSW being sent to landfills. Spearheaded by environmental groups, the entire waste disposal industry has come under increasing pressure and scrutiny to cause a reduction in the amount of MSW in landfills.

         The Company has developed its Biosphere Process System'TM' to meet this demand and to significantly cause a reduction in the amount of MSW being sent to landfills. Management believes that this equipment will not only address the economic concerns but also the environmental issues of waste disposal.

         As new products and other items under development by the Company are introduced, management believes that sales revenues will increase and, over the long term, will result in stable sales and profits for the Company.

                            PART II OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

         11. Calculation of primary and fully-diluted income (loss) per share. Reference I s made to Note 3 of the financial statements, incorporated by reference.

(b)      Reports on Form 8-KSB

         Reference is made to the Form 8-KSB reports filed for December 4, 2000; December 26, 2000; January 19, 2001; January 25, 2001; and the amendment to Form 8-KSB for December 4, 2000, filed on February 5, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: April  22 , 2001


                                    LIFE ENERGY & TECHNOLOGY HOLDINGS INC.


                                      By /s/ Christopher A. McCormack
                                         ----------------------------------
                                             Christopher A. McCormack
                                             President
                                             Chief Operating Officer



                           STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as.............................'TM'