Form 10KSB40
period 2001-05-31
LIFE ENERGY & TECHNOLOGY HOLDINGS INC
filed 2001-09-18
CIK 840823

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-KSB

           (x) Annual report pursuant to section 13 or 15 (d) of the Security Exchange Act of 1934 (fee required)

           ( ) Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 (no fee required)

      for the fiscal year ended May 31, 2001 Commission file No. 33-24483NY


                     LIFE ENERGY & TECHNOLOGY HOLDINGS INC.
       ------------------------------------------------------------------
              Exact name of registrant as specified in its charter

                  2005 Beechgrove, Place, Utica, New York 13504
       ------------------------------------------------------------------
               (address of principle executive offices) (zip code)


                  Delaware                            11-2914841
   --------------------------------------     --------------------------
        State or other jurisdiction                (IRS Employer ID#)
     of incorporation or organization


Registrant's telephone number, including area code (315) 724-8370
                                                   --------------

      Securities registered pursuant to section 12 (b) of the Act:
      Title of each class               Name of exchange on which registered
      NONE                              NONE

   Securities registered pursuant to section 12 (g) of the Act:

   Title of each class
   Common Stock

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934, during the preceding 12 months ( or for such period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      Yes (x)      No ( )
                          ---         ----

   Indicate by check mark if disclosure for delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained to the best of the Registrant's knowledge, in a Proxy or Information Statement incorporated by reference in Part III of this Form 10-KSB, of any Amendment to this Form 10-K [ X ]

   The aggregate market value of the shares of common stock held by non-affiliates of the Registrant. Based on the closing price of $.87 per Shares at September 4, 2001 is approximately $18,175,946.

The number of shares outstanding of each of the registrant's classes of Common Stock, as of May 31, 2001 is 20,891,893 shares, of Common Stock $.002 par value and 6,853,989 shares of Preferred Stock $.001 par value.

   DOCUMENTS INCORPORATED BY REFERENCE: None

                                   FORM 10-K

                     LIFE ENERGY & TECHNOLOGY HOLDINGS INC.
                           (Formerly Health-Pak Inc.)
                                  May 31, 2001


                                TABLE OF CONTENTS

Item No.                      Description                        Page
----------------------------------------------------------------------

                             PART I

1.            Description of Business                               3
2.            Description of Properties                            14
3.            Legal Proceedings                                    15
4.            Submission of Matters to a Vote
              of Security Matters                                  15

                             PART II

5.            Market for Common Equity
              and Related Stockholder Matters                      15
6.            Management's Discussion and Analysis
              or Plan of Operation                                 16
7.            Financial Statements                                 20
8.            Changes In and Disagreements with on
              Accounting and Financial Disclosure                  22

                            PART III

9.            Directors, Executive Officers, Promoters
              and Control Persons; Compliance With Section
              16(a) of the Exchange Act                            42
10.           Executive Compensation                               45
11.           Security Interest of Certain Beneficial
              Owners and Management                                46
12.           Certain Relationships and Related
              Transactions                                         48

                            PART III

13.           Exhibits and Reports on Form 8-K                     48


                                    FORM 10-K

                     LIFE ENERGY & TECHNOLOGY HOLDINGS INC.
                           (Formerly Health-Pak Inc.)
                                  May 31, 2001


                                     PART I

Item 1.  Business

Background

Life Energy & Technology Holdings Inc., formerly Health-Pak Inc. (the "Company" or "LETH") is a publicly held corporation, incorporated in the State of Delaware on Dec 28, 1987. The Company originally operated as a manufacturer of medical disposable products through a wholly owned subsidiary, Health-Pak Inc., a New York Corporation ("Health-Pak New York"). During fiscal 1999 Health-Pak New York filed for protection under the United States Bankruptcy Laws.

In mid-2000, then management of the Company elected to terminate the bankrupt manufacturing operations of Health-Pak New York and seek a new business direction. After exploring a number of alternative business opportunities, in November 2000, management decided to acquire the business and assets of Life Energy & Technology Holdings Ltd. ("Life"), a corporation organized under the laws of the Republic of Ireland. In the opinion of the Company's then management, although still in its formative stages without commercial operations, Life offered the greatest potential for success and future profitability for the Company. The Company effected the acquisition of Life through an exchange of 15,000,000 shares of it's common stock ("Shares") in exchange for all of the capital stock of Life. Following the acquisition of Life, to better reflect this new business direction, the Company changed its name to Life Energy & Technology Holdings Inc. ("LETH").

Management of the Company was retained as part of the management team of LETH. As part of the acquisition of Life, pursuant to the Acquisition Agreement, it was agreed that the Liberatore Family, the principal shareholders of the Company prior to the acquisition of Life, would acquire all of the issued and outstanding shares of Health-Pak New York in exchange for the surrender of approximately 1,000,000 of the LETH Shares owned by them (subject to adjustment based upon a number of considerations yet to be finalized). The number of Shares to be surrendered by the Liberatore Family was negotiated by the new management of the Company and reflected the agreement to transfer the building and property located at 2005 Beechgrove, Utica, NY to the Company from Health-Pak New York. Although formal agreements to effect this understanding have been entered into between the Company and the Liberatore Family, and the operations of Health-Pak New York are treated by the Company as discontinued operations, the completion of this transfer must await formal ratification by the US Bankruptcy Court, which approval is expected before the end of calendar year 2001.

Due to the totally new business operations planed by LETH, the discussion herein does not relate to the discontinued manufacturing operations of Health-Pak New York. Rather the following information relates solely to the new business and plans of LETH which are based upon the operating plan of Life.

Development of LETH - Background

Management has established as the Company's primary mission the development of a vertically integrated, environmentally responsible, international technology and energy company. In keeping with this, the Company's core business has been defined as the development and commercialization of environmentally sustainable technologies across a complementary range of disciplines, which at present include operations in the fields of oil, gas, natural resources and related commodities, power generation, telecommunications, and advanced computer and construction technologies. Since its formation, LETH has assembled and developed a variety of technologies, all believed to be state-of-the-art, which, in management's opinion, address a number of serious, worldwide problems in an environmentally friendly manner.

Management originally intended to establish commercial operations through a number of wholly or principally owned subsidiary businesses principally based in Ireland, and intended to have each address a different phase of LETH's planned operations. As originally envisioned, LETH planned to directly undertake the manufacture and assembly of its Biosphere Process'TM' Systems (discussed below), initially intended for the Irish market where they would operate on municipal solid waste.

In the first part of calendar 2001, LETH experienced a significant geographical shift in the focus of its activities. Management's internal projections for placement of operational Biosphere Process'TM' Systems in Ireland demonstrated that LETH might site no more than 35 - 40 operational Systems within a 10-year period. Simultaneously, management was negotiating with Middle Eastern and African interests where a significant need was perceived. These negotiations resulted in orders for more than 2,000 Biosphere Process'TM' Systems - a number far in excess of any realistic manufacturing capacity available in Ireland. This refocusing of the Company's manufacturing requirements led to a complete restructuring by management of its intended operations and resulted in LETH withdrawing all manufacturing plans from Ireland. Furthermore, management no longer intends to manufacture its own Biosphere Systems'TM' but rather to contract to third parties all manufacturing operations. It has been only in this fashion that LETH has been able to demonstrate to prospective users of the Biosphere System'TM' its ability to meet contract demands in the future.

Accordingly, LETH began actively negotiating with prospective manufacturers in Russia, Africa and the Middle East. At the end of 2000, LETH entered into an agreement with a contracting firm in the Middle East with adequate manufacturing capacity in plants located in Russia whereby all of the Company's initial manufacturing and assembly needs for all Biosphere System'TM' units for the Middle East and Africa have been met. In addition plans are now being developed for additional contract manufacturing to take place in South East Asia.

The Business and Operating Plan of LETH

General.

LETH is presently engaged in three business segments, each of which is in the development stage and has not produced revenues as of the date of this Report. These segments are (a) the manufacture and sale or leasing of Biosphere Process'TM'(1) Systems; (b) the development and sale of oil and gas reserves,
------------
(1) Biosphere Process'TM' & Biosphere'TM' are copyright trademarks of the Life Energy Partnership 1995 and by the Company
natural resources and other energy related commodity products; and (c) the development of state-of-the-art technology and technological products.

These segments are more particularly described as follows:

I.       Biosphere Systems'TM'

 - General Background

LETH is engaged in the manufacture (through independent contractors), sale/leasing of Biosphere Process'TM' Systems. The Biosphere Process'TM' System provides for the conversion of waste materials (which includes including municipal solid waste, agricultural or forestry surpluses or wastes, industrial or medical waste materials or traditional fossil fuels) in a process that includes, initially, the automatic separation of metals and plastics, the formation of organic compost and the heating of the organic residue left from the separation process to very high temperatures in a separate chamber, which is deprived of oxygen. The heating of the organic waste in this manner (i.e. in an oxygen deprived environment) prevents combustion, smoke and odor, and transforms the waste into steam and other gasses, which then run a gas turbine to produce electricity. The remaining solid waste then becomes a pulverized powder, which can be sold as a by-product for use in the building industry.

Due to the fact that the Biosphere Process'TM' System heats and converts solid waste in an atmosphere that does not produce smoke or odor, it is capable of being placed directly in the center of town with no pollution of the atmosphere. Also, in rural areas where the recycling of glass, metal and plastic components is less important, the System can be used specifically for the purpose of producing electricity for local use - an ability in great demand in developing countries.

The Biosphere Process'TM' System will produce revenues from garbage tipping fees, recycling of metals, the sale of building products, papers and plastics, and the sale of electrical power and steam. The Biosphere Process'TM' System is also effective for the elimination of medical and animal waste.

LETH is presently in the process of manufacturing approximately 2000 additional Biosphere Process'TM' Systems units pursuant to additional contract commitments for Biosphere Process'TM' System expected to be deployed in countries in Africa and the Middle East. Since the first 50 Biosphere Process'TM' Systems are nearing completion and are expected to be delivered and permitted for operations shortly, management expects cash flow from these operations to begin during the first half of the current fiscal year. Based upon the initial contract for the lease of 50 Biosphere Process'TM' Systems, the Company expects lease payments will be approximately $83,333 per month per Biosphere Process'TM' System, or a total of USD $4,166,666 per month for a 15 year period. The initial two Biosphere Process'TM' Systems have already been delivered by the Company and are currently in place in North Africa. The balance of these 50 Biosphere Process'TM' Systems are expected to be deployed in North Africa, Russia and the Arabian Peninsula.

 - The Functioning of The Biosphere Process'TM'

The Biosphere Process'TM' is most easily described in a format where in it is operated using Municipal Solid Waste (MSW) as a feedstock - although the Biosphere Process'TM' System operates equally well as a micro power generation system consuming any waste material, including agricultural or forestry surpluses or wastes, industrial or medical waste materials or traditional fossil fuels.

The Biosphere Process'TM' System when operated on MSW takes place in five distinct stages.

Stage One: In stage one of the process MSW is collected and brought to a centralized Biosphere Process'TM' facility. Each facility is designed as a "one stop shop" providing for 100% recycling of the total tonnage of MSW collected. Biosphere Process'TM' facilities are economically viable at as little as 5-8Tons/hr and can be constructed in closed facilities of as little as 300 ft(2). Each Biosphere Process'TM' facility is designed to be a stand-alone facility, with internal positive air control ensuring that the facility emits no non-permitable emissions to the atmosphere.

Stage Two: In stage two of the process the MSW is sorted to provide separation for Compost production, Plastics and rubber recovery, metals, glass and aggregate recovery, and finally, electrical power generation. Typically operating at a rate of 30Tons/hour, each receiving line separates MSW into two feedstock streams comprising putrescible (organic) and non-putrescible (non-organic) materials.

Putrescible materials usually comprising around 20% by volume are rapidly composted and recycled into high nutrient value soil additives and fertilizers using a proprietary vertical accelerated composter. Ongoing developments at the Romanov-Reynolds Research Institute are directed towards increasing yet further the percentage of putrescible materials recovered and recycled through composting. Furthermore, LETH's Russian plant nutritionalists continually work in target export markets to design compost to meet local market requirements. MSW derived compost has proven to be an excellent adjuvant for the remediation of semi-arid areas in North Africa and the Middle East, where the electrical power and steam generated from the operation of the Biosphere Process'TM' Systems may be used to power the local electrical grid. Non-putrescible materials are further sorted to allow plastics and rubber recovery around 10% before being shredded in advance of valuable metals recovery. All of the recoverable aluminum and ferrous metals are removed from the waste stream, using rotating trommels equipped with band magnets, and hand picking stations designed to achieve the maximum possible percentage recovery of these materials. Finally glass, aggregates, concrete products and sand are removed using a Biosphere Separator'TM'(2) which achieves the following separation percentages metals:
3.1%, glass 5.2%, aggregates, concrete, dirt and sand 8.0% and finally residual materials suitable for power generation equal to not more than 53.7% by volume of the initial MSW.

LETH has always been conscious that worldwide, most recycling businesses fail, due to insecurity in the recoverable markets. Therefore, management has elected to concentrate only on the readily extractable front-end products discussed above with the balance of the waste stream utilized solely for the production of electricity. Consequently, management believes that secure markets exist for the recycled products from the Biosphere Separator. For example, compost can be manufactured to any specification and finds a ready market in any economy as a soil conditioner or fertilizer. Metals, glass, aggregates, concrete products & sand are also valuable and readily marketable side benefits from the operation of the Biosphere Process'TM'.

Stage Three: In stage three of the process, all other material in the waste stream is forced through a Biosphere Densifier'TM'(3), which compacts the MSW into 20g flakes with 15-20% moisture termed Biosphere Flakes'TM'(4) at the rate of 30Tons/hour, these flakes drive the Biosphere Process.
----------
(2) Biosphere Separator'TM' is a copyright trademark of the Life Energy Partnership 1995 and by the Company

(3) Biosphere Densifier'TM' is a copyright trademark of the Life Energy Partnership 1995 and by the Company

(4) Biosphere Flakes'TM' is a copyright trademark of the Life Energy Partnership 1995 and by the Company

Stage Four: In stage four the Biosphere Flakes'TM' are converted into a 1000[d]C - 1800[d]C flux using a Biosphere Venturi'TM'(5). The process is designed to produce a high value inert pozzolanic ash, which is then recycled into concrete products for the building industry, thus ensuring 100% recycling of all MSW handled through the Biosphere Process'TM' completely replacing traditional land filling as a method of waste disposal.

Stage Five: In stage five of the process the 1000[d]C - 1800[d]C flux produced in stage four is used to power a gas turbine for Micro Power Generation, a byproduct of which electricity production is steam which can be used to power local industry including desalination facilities.

 - Economic Need For The Biosphere Process'TM'

The population of the developed world, every man, woman and child, produces at least one-half ton of MSW per annum; the vast majority of which is, at present, simply land filled and allowed to decay. Not only is such a practice outdated, having changed little in hundreds of years, but it is also extremely costly and extravagantly wasteful of what have for some time been recognized as finite natural resources. Furthermore, based upon the finding from recently concluded long-term studies, the available evidence indicates possibly serve negative health risks for persons living on landfill sites. The Biosphere Process'TM' developed by LETH is a new development that allows for the 100% recycling of the resource that MSW represents.

The Biosphere Process'TM' in addition to consuming MSW as a feedstock is properly defined as an "omnivorous" micropower generation system. The Biosphere Process'TM' will operate and generate electricity using MSW, traditional fossil fuels, agricultural wastes or surpluses, forestry wastes or surpluses, industrial waste streams, cellulose or hemicelluloses biomass waste streams, lignin, or any manner of waste material.

As in the US, a series of European Commission Directives and guidelines now exist and are designed to reduce Europe's dependence on landfills by over 80% before the year 2010. Current European thinking, lead by an ever increasing and highly progressive "Green Lobby" is directed towards protecting and repairing our environment. European directives dictate amongst other things that existing landfill sites will not only be closed but that member states will be required to remediate and render completely harmless the contents of such sites. Further provision now exists, arising from the provisions of the Kyoto Protocol of 1997, which although recently modified, has been largely adopted, for governments and companies involved in recycling or diversion from landfill, or in the generation of electricity from other than traditional fossil fuel feedstocks, to derive tradable "green energy credits" which contribute to the reduction in green house gas emissions.

Such energy credits, tied to the generation of "green electrons" form the basis of the greenhouse-gas trade, and are expected to be the backbone of a trillion-dollar industry by 2010. This expected trade will provide a further impetus for multinational companies, national governments and member states in
----------
(5) Biosphere Venturi'TM' is a copyright trademark of the Life Energy Partnership 1995 and by the Company
both the European Union and elsewhere to champion the commercial use of MSW and waste materials and importantly the remediation of existing landfills, which conversely are fast becoming a natural resource. Not only are landfills a rich source of metals, 8-10% high grade aluminum and ferrous metals, and of silicates, sands and building aggregates, but they also contain significant volumes of combustible fuel material with an exceptionally high calorific content, highly suitable for power generation.

LETH believes that this new millennium will see the burgeoning of new industries based on the exploitation of the indigenous raw material source that not only MSW but all manner of waste materials and agricultural and forestry wastes and surpluses represent. In all identified markets LETH offers a viable alternative to the consumption of traditional fossil fuels for micropower generation.

The Biosphere Process'TM' Systems can also be fueled by traditional fossil fuels, oil, and natural gas. This factor is important since, as mentioned earlier, LETH is a partner in a joint venture that holds extensive rights to develop oil and gas leases in Africa where a large number of Biosphere Process'TM' Systems are planned to be deployed. The natural gas produced by these fields is presently not a marketable commodity due to the high level of impurities contained therein. Given the extremely high temperatures generated by the Biosphere Process'TM' System in converting waste materials, these levels of impurities are insignificant and, in fact, are actually useful in increasing the overall caloric output from burning this gas in the Biosphere Process'TM' Units. This will permit the gas produced by these fields to be converted into useful, and highly sought after, electricity to serve these African communities, rather than being simply flared as had been its traditional method of disposal at the well head site contributing to local pollution.

 - Manufacture

The Biosphere Process'TM' Systems are presently manufactured in Eastern Europe under contract with one of Eastern Europe's largest manufacturers. Since the units are made at a cost of several million dollars each, LETH is in the process of acquiring substantial financing to permit its contracted delivery of Biosphere Process'TM' Systems. The initial payment for the manufacture of units was made by LETH paying substantially all of its cash reserves (USD $7.5 million) and, in addition, issuing preferred stock to the manufacturer. LETH is presently negotiating a credit facility of at least USD $500 million to meet the cost of manufacturing.

 - Marketing Plan

At present, management relies upon agreements with independent sales agents to secure contracts for its Biosphere Process'TM' Systems. To date, as mentioned above, such efforts have resulted in commitments to lease 2,050 Biosphere units for placement in North Africa and the Middle East. Due to the strong need for new, economical means to produce electricity in developing nations, and the generally more favorable regulatory environment in these countries, management plans to expand its efforts to market the Biosphere units in these regions. However, plans have also been formulated to introduce the Biosphere System into the North American market and other developed countries where the disposal of accumulated waste is a serious environmental problem.

LETH has completed plans to open a pilot project in Central New York to demonstrate the capabilities of the Biosphere Process'TM' System for sale to U.S. municipalities and State Waste Authorities. When completed, three units are planned to be installed in Central New York as part of a training facility to train personnel in the use and application of the device. See discussion under "Proposed New Facilities" below.

II. Oil and Gas Development and Other Energy Related Commodities.

In 2000 management elected to acquire a 40% interest in a newly formed corporation, Life Energy Natural Resources, Inc. ("LENR"). The purpose of LENR is to acquire and commercially develop oil and gas properties initially in Africa and the Middle East, as well as other energy-related commodities.

The Company's investment in the joint venture consisted of certain energy-related commodities it had acquired and which had previously been held in inventory pending their sale. Management believes that by acquiring the interest in LENR, which is presently managed by its Swiss joint venture partner, LETH will be able to effectively enter into this area with a minimum of expense and without the need for additional personnel. Further, its Swiss joint venture partner in LENR contributed its previously negotiated oil and gas interests in Africa and the Middle East in exchange for its 60% interest in LENR. LENR has also been appointed to serve as the sole operator on several African properties with the right to sub-contract operations. Several other concession areas are currently under negotiation by LENR as the direct result of the business contacts of this Swiss partner. In addition, LENR is presently in the process of acquiring substantial additional quantities of similar energy-related commodities with plans now being formulated for the commercialization of this product. At present LETH is a passive investor in the joint venture, with all operations and administrative functions being undertaken by its joint venture partner. However, plans are still being formed as to LETH's future role as commercial operations are developed by the joint venture.

III. Development of New Technologies and Products.

Managed by Dr Valeri Romanov, the Company's research and development division is headquartered at the Romanov-Reynolds Institute, which will shortly occupy a new facility at LETH's North America headquarters in Utica, New York. The division is active in electronics, environmental sciences, computer software and hardware development, molecular dynamics and telecommunications. Several significant developments are now the subject of patent applications, license discussions, and manufacturing programs within LETH. In addition to the Biosphere Process'TM' System the principal technologies developed by the Company as of the date hereof are as follows:

- Anodized Computer Board Technology

LETH has completed development of a new generation of micro and opto-electronic equipment based on anodized aluminum technologies. For some time researchers in Ireland and Russia, working for the Company, have been developing miniature computer boards. Traditional computer board architectures are difficult to miniaturize, when miniaturization normally aggravates heat dissipation problems, which adversely effect reliability leading to higher functional complexity and increased cost.

LETH has designed advanced integrated boards, which integrate into one unit all of the typical components found in a traditional computer. Single units now integrate highly complicated traditional chips with micron-sized elements each of which has an individual connectivity in excess of 1000 contacts each, manufactured onto miniaturized boards. The proprietary arrangement of components with significantly reduced inter-component and inter-board spacing for multilayer boards and the use of newly designed sneak circuits further significantly enhances the operating speed of the equipment while allowing for miniaturization.

Patent applications are now being prepared for the newly developed board substrates which consist of the metallic and/or dielectric bases which lend themselves to a multilevel connectivity system of interconnections, allowing the construction of multiple layer, miniature, cold boards, which offer the opportunity of operating at previously unattainable speeds. Commercial prototypes have been assembled and successfully tested.

The new boards can be made significantly smaller, use 50% less power, operate at significantly lower temperatures, weigh only 20% of the weight of comparable traditional boards, run 100 times faster and are expected to cost less than 10% of the cost of comparable traditionally assembled single boards with similar functionality. Multi-layer architectures constructed with the new technology are now being tested for operational speed.

In keeping with the Company's business ideology, the new designs are based on environmentally sustainable anodic oxidation manufacturing methods that do not require large amounts of energy compared to traditional board manufacturing methodologies. Further the overall number of basic manufacturing operations is minimized with components being manufactured and assembled in single step operations allowing for enhanced automation and cost savings in the manufacturing process.

LETH's substrates can perform a dual function: as a passive component of the implemented circuitry, and as a structural element of the equipment (housing base, heat sink, heater, etc.), the result being that the item's design becomes simplified. Substrates provide effective heat dissipation (heat conductivity is three times higher than that of steel enameled substrates, and five times higher than that of alumina ceramics). Multilevel switching is planar and is essentially a multi-"floor" structure of conductors that can cross each other on different "floors," whereas inter-level contacts are formed by way of sequential laying contact pads of different level conductors. This provides for three advantages: no failures at inter-level junctions, simplified arrangement topology, minimum of switching levels for the same functionality. The number of switching levels is potentially unlimited.

The use of substrates manufactured as per the Company's technology is expected to open new perspectives for the designers and manufacturers of equipment by providing the means of eliminating the above-mentioned inconsistencies. Testing indicates that it is possible to reduce overall dimensions and weight of the product, increase reliability, implement a more complicated circuitry and, at the same time, simplify and make the module design cheaper when compared to those of similar devices that make use of multi-layer printed circuit boards, multi-layer packets with two-level switching on polyamide film, thick-film and other presently available technical solutions. The number of basic operations is minimized, so that it creates prerequisites for automation of the manufacturing method. The anodic oxidation method for shaping the circuitry, layout, in comparison to the traditional etching method, provides precision accuracy of the circuit element dimensions.

 - Radiation Safe Mobile Phone Aerial.

The Company has also completed development of Phased Grid Antenna's to replace traditional mobile phone aerials to significantly reduce the risks associated with radiation exposure for the phone user.

The Company has assembled and tested a series of phased grid antenna's, which can be designed to any shape as printed lattices on, for example, the external surface of automobiles, aircraft, on any building or structure, within the body of a traditional mobile phone, or within the casing of a mobile phone battery. These proprietary and highly flexible lattices can be adapted to any shape and size, without reducing their ability to receive or transmit mobile phone signals. The new lattices are designed to reduce the electro-magnetic radiation emissions of mobile phones by up to 80%.

Based on similar military devices deployed successfully by the Russian Navy to counteract interference from naturally occurring electromagnetic radiation associated with, for example, the Aurora Borealis, the performance of these lattices has been comparable to traditional aerial components in all trials conducted to date. Given the perceived public health risk now associated with the use of mobile phone handsets, with recent reports indicating the possibility of a link between such radiation emissions and certain forms of cancer licensing discussions have already been initiated with several mobile phone manufacturers. Management believes that once these discussions are completed the adoption of the new lattices and their rapid deployment replacing traditional mobile phone aerials will proceed without delay.

One of the key advantages of these new lattices is that they are to expected to both be incorporated into completely new phone designs, and to reduce emissions from existing mobile phones by incorporating the new lattice aerials into replacement batteries. Management believes that this new technology provides a viable means to both eliminate the problem of radiation emissions in new phones and to offer an easy solution for the millions of phones already in use.

Facilities and Proposed New Facilities.

As discussed above, LETH will acquire, subject to US bankruptcy court approval, the land and cinder block building situated on approximately 4.6 acres, located at 2005 Beechgrove Place, Utica, New York, formerly owned by Health-Pak New York, consisting of approximately 43,000 square feet of modern office and production facilities located in Utica New York. The current value of this real estate is estimated to be in excess of $1,300,000. The facility will be enhanced and used as a base for conducting U.S. operations, primarily for the sale or leasing of Biosphere Process'TM' Systems.

The Company also owns 2 parcels of land with cinder block buildings in Ireland at Faughillotra, Jonesborough. Plot A is a 5-acres parcel and plot B is a 2-acres parcel, both of which are zoned for commercial development.

The Company rents executive office services in the Executive Suites, Harcourt Centre Block 3, Harcourt Road, Ireland. This facility is intended solely to service the needs of its executives as they travel in Europe, Asia, Russia and Africa. In the opinion of the Company, existing facilities will not be adequate for its future expansion. The Company is in the process of developing the new facilities described below.

In line with its expansion plans, LETH recently formed a new subsidiary called "Life Energy Utica Limited" (LEUL). LEUL will operate from and manage the Utica facility. LEUL will undertake and manage the development and construction of LETH's planned 30,000 square-foot Biosphere Process'TM' training facility while also managing the local assembly of Biosphere Process'TM' systems for deployment on operating leases in US and Canadian markets. In addition LEUL is currently submitting an application to the New York State DEC for an operating permit to operate a commercial Biosphere

Process'TM' System in Central New York, intended to process up to 250,000 tons of municipal solid waste annually. Subject only to LEUL's successful application for an operating permit, the first Biosphere Process'TM' is expected to be operational in the Central New York area by Spring 2002.

LEUL is also coordinating the completion of the architectural design specifications for LETH's planned new corporate headquarters to be built in Utica NY adjacent to its current facility. The new corporate headquarters will provide both an administrative and management center for LETH. In addition, the new facility will house the Company's relocated research division, Life Energy Research & Development ("LERD"). LERD has been responsible for the development of many of the Company's EcoTech'TM'(6) technologies, including the Biosphere Process'TM'.

 Long-term plans call for a waste to energy facility with five Biosphere Process'TM' Systems in place to convert local solid waste to energy for use in the Central New York State region. A planned site with 160 acres of land is being evaluated for an assembly facility to assemble Biosphere Process'TM' Systems for deployment in the North American marketplace. However, as of the date hereof, Management expects to continue to manufacture the Biosphere Process'TM' System component parts either at the present manufacturing facility in Russia, or in an alternate plant, expected to be located in Eastern Europe or Asia, with final assembly for the North American marketplace to be conducted at the new Utica facility. Management believes that in this fashion LETH will be best able to provide Biosphere Process'TM' System delivery throughout the Western Hemisphere, rather to incur the cost and delays of shipping the fully assembled Biosphere Process'TM' Systems from the plant in Russia.

LETH's existing facility located at 2005 Beechgrove, Place, Utica, New York 13501, its intended Biosphere Process'TM' System training school facility, its new head office facility and its intended US manufacturing facility are all located within a designated foreign-trade zone as licensed by the Foreign-Trade Zones (FTZ) board, Zone No. 172, Oneida County under license from the U.S. Department of Commerce. This designation was one of the principal reasons why the Company chose to retain ownership of the Beechgrove site and to further expand its operations in the Utica area.

It should be remembered that these future plans are dependent on the acceptance of the Biosphere Process'TM' System for the management of municipal waste in the areas to be served, the availability of sufficient capital and economic conditions.

Competition.

The Company is in competition with local municipalities and private corporations engaged in refuse and waste removal and processing. Many of these competitors have significantly greater financial resources and established market presence. However, based upon management's review of existing technologies in the of waste to energy systems, management believes that no commercially successful small-scale (micro-power) plants exist which might prove to be competitors to the Biosphere Process'TM' System either in terms of cost or operating ability. Many municipalities having to deal with waste may not wish to invest in the costly production of the Biosphere Process'TM' System or other methods of waste removal due to limited budgets or existing commitments to alternative waste removal methods. There are now available a number of alternative methods to deal with waste and waste products.
-----------
(6) EcoTech'TM' is a copyright trademark of the Life Energy Partnership 1995 and by the Company

On an ever increasing basis, however, waste disposal, including MSW, agricultural waste disposal, medical waste disposal and forestry waste disposal are becoming an increasing social-political problem. Commercially viable alternatives to the Biosphere Process'TM' system include traditional landfill, which is now provoking vociferous public opposition while experiencing spiraling operating costs; large scale recycling which has never proven itself commercially viable, and traditional incineration, which is widely held as publicly unacceptable given the health risks that it presents.

Furthermore, with respect to landfill alternatives, as confirmed by recent studies in the U.S., landfills present many health-related problems that are presently causing many municipalities to halt the development of new land fill sites. In management's opinion, the Company's decision to begin deployment of its Biosphere Process'TM' System in developing countries where the production of electricity is major benefit will help the Company effectively compete with many other companies that have significantly greater experience, financial resources and established market presence. In the Middle Eastern and African market places, where the Company's initial marketing efforts have been concentrated, there are no competitors in the micro-power generation market.

With respect to its new technologies, the Company will require substantial financing in order to develop commercial applications for these technologies. Alternatively, the Company plans to license the development of new products based upon its new technology to larger, better financed companies in return for license fees and/or royalty payments. However, to date, no such agreements have been concluded although discussions are on going with several large national and multi-national companies.

Patents and Trademarks.

The Company has formulated patent applications and has the trademark protection for the Biosphere Process'TM' Systems and certain other of its developed technologies. However, as of the date of this Report, no patent applications have been filed in any jurisdiction. The Company continues to develop patentable products and processes for which management plans to seek patent protection in the future. Currently, the Company relies primarily upon trade secrets and proprietary techniques to attain and preserve any commercial advantage. The Company has obtained trademark protection for several of its proprietary trade names.

Supplies.

The Company at present purchases from independent subcontractors products that are built to LETH specifications and designs. Management does not believe that there is or will be in the near future a significant shortage or inability to obtain adequate supplies of materials needed to fulfill lease obligations.

Employees.

 At present the Company has nine executive officers in Ireland, the Middle East and in the U.S. including fourteen research scientists who work as consultants to the Company and three employees in managerial or supervisory capacities. As the Company implements the planned expansion of its operation it will require additional employees both skilled and unskilled. The Company believes that the personnel it will require are readily available at reasonable salary rates. No assurance can be given that it will be able to attract the type and quantity of employees the operation will require. Further even if such personnel are available, no assurance can be given that they can be hired on terms favorable to the Company.

Government Regulation

The products marketed by the Company are subject to (EPA) Environmental Protection Agency and European BATNEEC guidance not for the waste sector (revision1-May 1996). The council directive 8 (June1989/369/EEC) and common position (EC) no. 7/2000 adopted by the council on 25 November 1999 (2000/C 25/02). Any products distributed by the Company pursuant to the above are subject to pervasive and continuing regulation by the EPA. Biosphere Process'TM' systems that are intended for deployment in the Unites States will need to be permitted by the EPA and some States individual departments of Environmental Conservation. The Company presently has an application pending with the New York State Department of Environmental Conservation "DEC". In addition the deployment of Biosphere Process'TM' System in foreign jurisdictions will be subject to environmental laws and policies of each such jurisdiction.

Insurance

At present the Company has a product liability insurance that was issued to its predecessor Health-Pak Inc maintaining liability insurance of $2,000,000. The Company has applied and been approved for officers and directors' liability insurance of $1,000.000. To date there have been no product liability claims against the Company. The Company's subcontractors maintain their own product liability and all other relevant insurance instruments to the Company's satisfaction.

Operations Management

The Natural Resource Division is managed by Mr. Salim Ghafari, Vice President for Middle Eastern Operations.

The Waste to Energy Division is managed by Mr. Kevin McCormack Vice-President for Operations, this division is responsible for the sale of the Biosphere Process'TM' System. The technology has already been successfully promoted in the Middle East and Africa. Agency agreements have been entered into to promote the Biosphere Process'TM' in South East Asia and the Pacific Rim, and throughout Africa. Two complete Systems have been assembled and tested and are presently in operation for demonstration purposes.

The Manufacturing Division is managed by Mr. Brian Larkin Vice-President for Operations, this division manages the contract-manufacture of the Biosphere Process'TM' Systems. As previously stated, manufacturing is currently contracted to an independent third party which subcontracts all operations principally but not exclusively in Russia. This same contract manufacturer will provide ongoing service and support for all of the Systems it produces in Russia.

Item 2. Description of Properties

See Item I - Description of Business, "Facilities and Proposed New Facilities" for additional information on the Company's facilities.

Item 3. Legal Proceedings

The Company knows of no material litigation threatened or contemplated against the Company or any of its officers or directors, in their capacity as such, or unsatisfied judgments against it or any material proceeding in which it, or any officer or director in his capacity as such, is a party as of May 31, 2001. Item
4. Submission of Matters to a Vote of Security Holders.

During fiscal 2001 the election of the Company's current Board of Directors was submitted to the Company's stockholders. The meeting of stockholders was held on March 19, 2001. Election of the current Board of Directors, authorization to change accountants at the discretion of the Board of Directors.

                                    Part II.

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's securities are traded is the OTC electronic Bulletin Board. The following tables show for the periods indicated the range of high and low bid quotes for the common stock of the Company which were obtained fro the quotation Bureau and are between dealers, do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.

Common stock trading history.

                                                               BID
                                                     HIGH                LOW
      Quarter ended May 31, 1998                     $0.175               $0.165
      Quarter ended August 31, 1998                  $0.165               $0.07
      Quarter ended November 30, 1998                $0.95                $0.09
      Quarter ended February 28, 1999                $1.50                $0.3438
      Quarter ended May 31,1999                      $0.9375              $0.9063
      Quarter ended August 31, 1999                  $0.438               $0.438
      Quarter ended November, 30 1999                $0.24                $0.22
      Quarter ended February 28, 2000                $0.25                $0.12
      Quarter ended May 31, 2000                     $0.14                $0.08
      Quarter ended August 31, 20000                 $0.10                $0.07
      Quarter ended November 30, 2000                $5.10                $.09
      Quarter ended February 28, 2001                $3.60                $1.18
      Quarter ended May 31, 2001                     $2.25                $.66

On September 10, 2001 the reported high bid price for the Company's common stock was $ .75. The number of record holders of the Company's common stock on May 31, 2001 was 230. There currently are 13 market makers for the Company's securities.

The Company has not paid any dividends. There are no plans to pay any cash dividends in the foreseeable future. The declaration and payment of dividends in the future of which there can be no assurance, is determined by the board of directors based upon conditions then existing, including earnings, financial condition, capital requirements and other factors. There are no restrictions on the Company's ability to pay dividends.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Background.

Life Energy and Technology Holdings, Inc. (the Company), formerly Health-Pak, Inc., is a Delaware state corporation organized in December 1987. On December 4, 2000, the Company acquired with Life, a company organized in November 2000 in the Republic of Ireland. Life became a wholly owned subsidiary of the Company. Upon the conclusion of the merger transaction, the Company changed its name from Health-Pak, Inc. to Life Energy and Technology Holdings, Inc.

The acquisition has been accounted for as a reverse acquisition of the Company by Life. Life was deemed the accounting acquirer in the transaction. Pursuant to the merger agreement, the former business operations of Health-Pak, Inc. and its then wholly owned subsidiary were discontinued. Consequently, in the opinion of management, any comparative discussion of the Company's present financial condition to the financial conditions prior to the acquisition of Life would be meaningless and would most likely result in the confusion to the reader. Anyone interested in the prior operations of the Company are referred to the Company's 10-QSB and 10-KSB Reports filed with the Commission prior to December 2000. The discussion herein relates solely to the financial condition of the Company following its acquisition of Life and the discontinuance of Health-Pak New York.

General Statement: Factors That May Affect Future Results.

With the exception of historical information, the matters discussed herein contain forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include but are not limited to the following:

* Inability of the company to secure additional financing;

* Unexpected economic changes in the Russia, northern Africa, and the United States; and

* The imposition of new restrictions or regulations by government agencies that affect the Company's waste disposal process.

To the extent possible, the following discussion will highlight the activities solely of the Company's efforts in developing and marketing the Biosphere Process'TM' systems from the date of the Acquisition Agreement on December 4, 2000 through May 31, 2001.

I. Consolidated Results of Operations.

In November 2000, prior to the acquisition of Life, management's goals were to complete the transaction with Health-Pak, to reorganize the management of the Company and its corporate office operations, and to complete the construction of the first Biosphere Process'TM' systems.

Management has achieved these goals. The acquisition agreement with Health Pak was completed on December 4, 2000. The corporate head office for the Company was established in Utica, New York. The Company retained the former management of the Company towards this end. In February 2001 the Company took delivery in Ireland of the first Biosphere Process'TM' system. The cost of this system, which is twice as large as a normal production system, was $9,500,000. This first Biosphere Process'TM' system was upgraded and fine tuned in Ireland and then, in early 2001, was shipped to North Africa. Under an arrangement with this customer, this system is presently being utilized for display purposes to other potential buyers of the Biosphere Process'TM' systems in Africa, most likely to be sold to this customer.

As with the balance of the Biosphere Process'TM' Systems now being manufactured for the Company, management expects that Biosphere Process'TM' Systems will typically cost approximately $5 Million each. Management is investigating various methods by which this cost per unit can be reduced, although no assurance can be given that further cost savings can be achieved.

As a result of interest in the Biosphere Process'TM' system by potential buyers, (the company recognizes a long term lease as a sale to a buyer) combined with a lack of suitable manufacturing facilities in Ireland, the Company signed a manufacturing agreement with an independent manufacturing subcontractor for the manufacture of the initial 50 Biosphere Process'TM' systems. As of the date of this Report sales and lease agreements have been signed for the first 50 Biosphere Process'TM' systems, and discussions are ongoing on a master lease for an additional 2000 Biosphere Process'TM' systems.

During the period of effective operations from the merger date through May 31, 2001, the Company has had no sales. Further, management does not anticipate any revenues until early in the second quarter of fiscal 2002. It is Company policy to be conservative in the area of revenue recognition. Consequently, the Company recognizes sales only when Biosphere Process'TM' systems have been delivered to lease clients.

During the fiscal year ended May 31, 2001, the Company's efforts were confined, for the most part, to maters of an organizational nature, perfecting Company logistics and completing the first Biosphere Process'TM' systems, 50 of which are currently in manufacture.

Pursuant to various employment agreements, salaries and benefits expenses were $1,306,532, most of which has been accrued for payment when revenues permit (see "Financials Statements - Consolidated Balance Sheet"). As mentioned below, formal employment agreements with management and certain key employees are currently being negotiated and are expected to be signed during September 2001.

General and administrative expenses for the period were $4,044,706. General and administrative expenses also included an impairment charge of $1,833,642, which is mostly made up of goodwill recognized in the reverse purchase on December 4, 2000 and simultaneously written off. The goodwill recognized upon the merger represented goodwill paid for the former operations of the Company.

Since management decided to discontinue and to dispose of these operations the Company immediately wrote off this asset to impairment charge.

Other general and administrative costs include the following:

              Promotion                           $ 22,359
              Consulting                           504,979
              Professionals                        107,941
              Consultants                           12,108
              Telephone                              2,686
              Admin expenses                         4,911
              Office rent                              720
              Travel                               178,650
              Depreciation                          15,578
              Other fees                            54,600
                                                  --------
              Total                               $904,532
                                                  ========

Consulting and professional fees include approximately $400,000 associated with the acquisition of Life by the Company. Promotion fees are the costs of promoting the Biosphere Process'TM' systems to various government entities in Africa and the Middle East. Travel costs include the expenses of travelling to these areas of the world and travel between the home office in Utica, New York and Ireland. Depreciation of the Company's initial Biosphere Process'TM' system and office equipment was $15,578.

As a result, the loss from continuing operations was $4,044,706. The Company recognized a loss of $1,000,408 from its investment in Life Energy Natural Resources Inc. (LENR) a joint venture with a Swiss corporate partner, which is also a shareholder of the Company. LENR is a corporation which trades commodity products. The Company is a 40% owner of LENR having paid for this interest through the issuance of Series B Preferred Shares.

(LENR is active in oil, gas and energy related commodities of the type contributed by the Company.) At May 31, 2001, LENR had contracted to purchase approximately 5 million tons of such energy related commodity from a United Kingdom based company for approximately $15 per ton (including transportation). LENR has sales contracts for a significant portion of this commodity to clients in the United Kingdom at USD$35 per ton, with delivery of the commodity expected during the final quarter of calendar 2001. Since May 31 2001, LENR has contracted for the purchase of an additional 30 million tones of this commodity, which it expects to sell at for between $30 and $40 per ton.
LENR had no sales as of May 31, 2001. However during this period LENR incurred a consulting fee of $2,500,000. The loss on investment recorded for the period is approximately 40% of this fee.

Interest expense of $213,848 is due to certain notes payable, in the principal amount of $4,370,000, outstanding from the acquisition date through May 31, 2001. These notes were issued to certain of the original shareholders of Life, who are now shareholders of the Company, who upon the acquisition agreed provided cash to the Company to complete development of the first Biosphere Process'TM' systems. The notes mature in November 2003 together with 8.50% interest on the principal.

The Company incurred a net loss for the period from its continuing operations of $5,259,034 or $0.47 per share. In addition, the Company incurred a loss from the discontinued operations of Health-Pak New York of $210,071, or $0.02 per share.


II. Discussion of Financial Condition: Liquidity and Capital Resources

At May 31, 2001, the Company had a working capital deficit of $3,887,077.

On a consolidated basis the Company received $7 million dollars from investors by issuing notes and a contribution of capital from investors. The proceeds of these funds were used to complete the manufacture of the first Biosphere Process'TM' systems. As a result, the Company paid $7 million in cash and owes $2.5 million to the manufacturing vendor at May 31, 2001.

The president of the Company, the inventor and developer of the Biosphere Process'TM' system, provided most of the funds for the costs of reorganizing Life and the combination with the Company, including certain costs associated with the bankruptcy of Health-Pak New York. During the period, the president provided funds of $737,691 for these activities.

Property and equipment increased $9,603,805 as a result of the purchase of the first Biosphere Process'TM' systems and some office equipment.

In addition during the period, the Company issued 6,853,989 of its Series B, Convertible Preferred Stock (the "Series B Preferred Shares") in order to acquire certain assets. In keeping with management's conservative approach to the recognition of the value of these assets, the Company elected to value the acquisition of these assets using the market value of the common stock underlying the Preferred Shares rather than the stated value of the Series B Preferred Shares. The Series B Preferred Shares are convertible one for one with the Company's common stock and was the basis for this judgement by management. Management intends to recognize the full stated value of the Series B Preferred Shares issued for these assets or when receipt of these assets is complete. The details of the transactions involving the issuance of the Series B Preferred Shares were as follows:

                  1. The Company issued 5 million shares of Series B preferred stock to a vendor for the manufacture of fifty Biosphere Process'TM' systems upon the request of the manufacturing vendor who accepted the 5 million shares as payment of a $50 million deposit owed by the Company. Pursuant to the agreement, the Series B Preferred Shares represented a 20% deposit of the $250 Million total manufacturing cost of the systems.

                  2. In January 2001, the Company purchased 16 acres of land in Ireland for 245,986 shares of Series B Preferred Shares. The assessed value of the land at the time of purchase was $2,467,080.

                  3. In April 2001, the Company issued 1,608,000 shares of Series B Preferred Shares to purchase a 40% interest in LENR, a privately held trading company based in the United Kingdom.

Total assets at May 31, 2001 were $27,264,215. Total shareholder equity was $17,729,448.

During the coming fiscal year, the Company projects significant additional expenditures in connection with the manufacture of the Company's already contracted Biosphere Process'TM' systems. The Company is currently obligated to purchase 50 machines for $250 million dollars of which the Company has already paid a 20% deposit. In addition the Company is concluding contract discussions for an additional 2000 Biosphere Process'TM' systems, which will when fully manufactured entail the company expending an additional $10 billion dollars. Management expects to meet these financial commitments through a combination of traditional bank credit facilities, several of which are presently being negotiated by management; internally generated revenues from the lease of Biosphere systems that will be delivered and operating (the Company expects to generate revenues of approximately $83,000 per month per unit delivered over a 15 year lease); and the issuance of additional Company securities. As of the date of this Report, however, management has not concluded any credit facilities with any financial institution.

III. Inflation and Other Considerations

During the past few years' inflation in the United States and most part of the world has been relatively stable which is expected to have a beneficial effect upon the Company's operations. In light of the strong perceived demand for the Biosphere system, particularly in developing countries, management believes that the terms it offers for the lease of these systems have been competitively priced in relation to alternative products. In management's opinion, low inflation and relatively stable economic conditions are expected to continue for the foreseeable future. However, should the world economy again experience double digit inflation rates, as was the case in the past, the impact could adversely affect the Company's ability to effectively compete in its overseas markets. In particular, adverse economic conditions in the world will typically have the most severe impact upon developing countries that, at the present time, constitute the Company's primary target market. Further, technological changes may also impact the competitiveness of the Company's pricing for its systems and the imposition of regulatory controls may increase the cost of manufacturing or operating the Biosphere systems in the future.

Item 7. Financial Statements.

As discussed earlier, the former business of the Company had been conducted by Health-Pak New York, whose operations were terminated during fiscal 2001 in conjunction with the Company's acquisition of Life. The acquisition of Life, Ltd. on December 4, 2000 has been accounted for as a reverse purchase. Hence, the Balance Sheet, Statement of Operations, Changes in Cash flows and Shareholders Equity is effectively that of Life Ltd. The former operations of Health-Pak Inc. is shown as Discontinued Operations in the Balance Sheet and Statement of Operations.

The following Selected Financial Information relates solely to the Company's current business operations. This information is qualified in its entirety by the detailed financial statements included herein.

Summary Balance Sheet Data
Year Ended May 31, 2001

Total Assets                                                                   $27,264,215

Total Current Assets                                                                    75

Total Current Liabilities                                                        3,887,152

Total Liabilities                                                                9,534,767

Preferred Stock                                                                 18,657,090
Common Stock                                                                        41,784
Other Shareholders' Equity                                                        (969,426)


Summary Earnings Data                     Year Ended May 31, 2001

Sales                                                                          $         0
Total Administrative Expenses                                                    4,044,706

Other Income and Expenses                                                       (1,000,480)
Interest Expense                                                                   213,848
Loss From Continuing Operations                                                 (5,259,034)
Loss From Discontinued Operations                                                 (210,971)
Net Loss                                                                        (5,470,005)

Loss Per Share                                                                      ($0.49)



Following this section are the audited financial statements for the Company for the fiscal year ended May 31, 2001:



Index to the Consolidated Financial Statements:                       Reference:
Independent Auditors' Report                                                 F-1
Consolidated Balance Sheets                                                  F-2
Consolidated Statements of Income                                            F-3
Consolidated Statements of Stockholders' Equity                              F-4
Consolidated Statements of Cash Flows                                        F-5
Notes to Consolidated Financial Statements                            F-6 - F-19

Item 8. Changes In and Disagreements With Accountants On Accounting And Financial Disclosure.

There have been no disagreements with accountants on accounting and financial disclosures. However, new management of the Company has elected to change the Company's independent auditors and Donahue Associates, L.L.P. has been substituted as Certified Public Accountants in place of Zeller Weiss and Kahn.

DONAHUE ASSOCIATES, L.L.P.
  27 Beach Road, Suite C05A
  Monmouth Beach, NJ  07750
    Phone:  732-229-7723



                          Independent Auditors' Report


The Board of Directors and the Shareholders of Life Energy and Technology Holdings, Inc.
(Formerly Health-Pak, Inc.)

We have audited the accompanying consolidated balance sheet of Life Energy and Technology Holdings, Inc. as of May 31, 2001 and the related consolidated statements of operations and changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements presented are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Life Energy and Technology Holdings, Inc. as of May 31, 2001 and the results of operations, changes in stockholders' equity and cash flows for the year then ended in conformity with generally accepted accounting principles generally accepted in the United States of America.



Donahue Associates, LLP
Monmouth Beach, NJ.
September 5, 2001

                    Life Energy and Technology Holdings, Inc.
                           Consolidated Balance Sheet
                               As of May 31, 2001


      ASSETS

        Current assets:
            Cash                                                                                                $75
                                                                                                        -----------
               Total current assets                                                                              75

        Property and equipment:
            Biosphere machine                                                                             9,587,910
            Land                                                                                          2,459,890
            Office equipment                                                                                 15,895
            Accumulated depreciation                                                                        (15,578)
                                                                                                        -----------
               Net property and equipment                                                                12,048,117

        Other assets:
            Advance to officer                                                                               19,303
            Investment in LENR                                                                              446,720
            Equipment deposit                                                                            14,750,000
                                                                                                        -----------

              Total assets                                                                              $27,264,215
                                                                                                        ===========

      LIABILITIES & SHAREHOLDERS' EQUITY

        Current liabilities:
           Accounts payable                                                                              $2,500,000
           Salaries & benefits payable                                                                    1,340,671
           Interest payable                                                                                   1,153
           Bank overdraft                                                                                    45,328
                                                                                                        -----------
               Total current liabilities                                                                  3,887,152

           Notes payable                                                                                  4,582,695
           Advances from officers                                                                           756,691

           Net liabilities of discontinued operations to be disposed of                                     308,229
                                                                                                        -----------
               Total liabilities                                                                          9,534,767

        Shareholders' Equity:

           Series A preferred stock, one share convertible to one share of common;
             no stated dividend, stated value $15, 10,000,000 shares authorized none issued                       0

           Series B preferred stock, one share convertible to one share of common; no stated dividend, stated value $10, 16,000,000 shares
             authorized, 6,853,989 shares issued and outstanding                                         18,657,090

           Common stock, $.002 par value; authorized 100,000,000 shares,
            issued and outstanding 20,891,893 at 5/31/01                                                     41,784
           Additional paid in capital                                                                     4,500,579
           Accumulated deficit                                                                           (5,470,005)
                                                                                                        -----------
               Total shareholders' equity                                                                17,729,448
                                                                                                        -----------

               Total liabilities & shareholders' equity                                                 $27,264,215
                                                                                                        ===========


See the accompanying notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
                      Consolidated Statement of Operations
                         For the Year Ended May 31, 2001


Net sales                                                                $0
Cost of sales                                                             0
                                                             ---------------

Gross profit                                                              0

General and administrative expenses:

Salaries & benefits expense                                       1,306,532
Impairment charge                                                 1,833,642
Administration expense                                              904,532
                                                             ---------------
    Total general and administrative expenses                     4,044,706
                                                             ---------------

Net loss from continuing operations                              (4,044,706)

Other income (expense):
    Equity in earnings of LENR                                   (1,000,480)
    Interest expense                                               (213,848)
                                                             ---------------

Net loss before tax provision                                    (5,259,034)

Income tax provision                                                      0
                                                             ---------------

Net loss from continuing operations                              (5,259,034)

Loss from discontinued operations                                  (210,971)
                                                             ---------------

Net loss                                                        ($5,470,005)
                                                             ===============

Net loss per common share:
 Basic loss from continuing operations                               ($0.47)
 Basic loss from discontinued operations                             ($0.02)
                                                             ---------------
 Basic loss per share                                                ($0.49)
                                                             ===============

Weighted average of common shares outstanding:
 Basic                                                           11,214,420


See the accompanying notes to the financial statements.


                    Life Energy and Technology Holdings, Inc.
                      Consolidated Statement of Cash Flows
                         For the Year Ended May 31, 2001

Operating Activities:
  Net loss from continuing operations                                  ($5,259,034)
  Adjustments to reconcile net loss items
    not requiring the use of cash:
     Impairment charge                                                   1,833,642
     Depreciation                                                           15,578
     Loss on investment in LENR                                          1,000,480
     Consulting expense                                                    175,979
     Interest expense accrued on long term notes payable                   212,695

Changes in operating assets and liabilities:
     Accounts payable                                                    2,500,000
     Interest payable                                                        1,153
     Salaries payable                                                    1,340,671
                                                                   ----------------

Net cash provided by operations                                          1,821,164

Investing Activities:
     Purchase and acquisition of property and equipment                 (9,603,805)
                                                                   ----------------

Net cash used by investing activities                                   (9,603,805)

Financing activities:
     Bank overdraft                                                         45,328
     Advances from officers                                                737,388
     Proceeds from notes payable                                         4,370,000
     Capital contributed by shareholders                                 2,630,000
                                                                   ----------------

Net cash provided by financing activities                                7,782,716
                                                                   ----------------

Net cash provided by continuing operations                                      75

Cash balance at merger date (December 4, 2000)                                   0
                                                                   ----------------

Cash balance at end of the fiscal year                                         $75
                                                                   ================

Supplemental disclosures of cash flow information:
     Interest paid during the period (continuing operations)                    $0
     Interest paid during the period (discontinued operations)             $14,656
     Income taxes paid during the period (continuing operations)                $0
     Income taxes paid during the period (discontinued operations)              $0


See the accompanying notes to the financial statements.


                    Life Energy and Technology Holdings, Inc.
            Consolidated Statement of Changes in Shareholders' Equity
                         For the Year Ended May 31, 2001


                                 Common     Common    Preferred   Preferred    Paid in     Accumulated      Equity
                                 Shares    Par Value   Shares       Value      Capital       Deficit        Total
Balance at merger date         20,691,893    $41,384          0           $0  $1,695,000             $0    $1,736,384

Capital contributed by                                                         2,630,000                    2,630,000
  shareholders

Issued common stock
  for consulting services         200,000        400                             141,600                      142,000

Issued preferred stock
  to purchase land                                      245,989    2,459,890                                2,459,890

Issued preferred stock to
  purchase investment
  interest in LENR                                    1,608,000    1,447,200                                1,447,200

Issued preferred stock
  for equipment deposit                               5,000,000   14,750,000                               14,750,000

Issued common stock warrants
  for consulting services                                                         33,979                       33,979

Net loss                                                                                    (5,470,005)   (5,470,005)
                               ---------- ---------- ---------- ------------ ----------- -------------- -------------

Balance at May 31, 2001        20,891,893    $41,784  6,853,989  $18,657,090  $4,500,579   ($5,470,005)   $17,729,448
                               ========== ========== ========== ============ =========== ============== =============


See the accompanying notes to the financial statements.


                    Life Energy and Technology Holdings, Inc.

                 Notes to the Consolidated Financial Statements
                           For Year Ended May 31, 2001

Note 1.  Nature of Business and Significant Accounting Policies

Life Energy and Technology Holdings, Inc. (the Company), formerly Health-Pak, Inc., is a Delaware state corporation organized in December 1987. On December 4, 2000, the Company merged with Life Energy and Technology, Ltd. (Life), a company organized in November 2000 in the Republic of Ireland. Life became a wholly owned subsidiary of the Company. Upon the conclusion of the merger transaction, the Company changed its name from Health-Pak, Inc. to Life Energy and Technology Holdings, Inc.

Pursuant to the merger agreement, the former business operations of Health-Pak, Inc. and its wholly owned subsidiary were discontinued.

The Company is the developer of a recyclable waste management machine (Biosphere Process'TM'(7) systems) for sale and lease to government entities worldwide. The current officers and majority shareholders of the Company completed the development of the Biosphere Process'TM' in mid-year 2000. The machine consumes waste materials including municipal solid waste, agricultural or forestry wastes, industrial or medical wastes, animal wastes, and or traditional fossil fuels in an oxygen deprived environment producing usable electricity with environmentally safe emission levels. The Company has no sales as of May 31, 2001.

Consolidation- the accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances have been eliminated.

Use of Estimates- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements and for the period they include. Actual results may differ from these estimates.

Cash and cash equivalents- For the purpose of computing the changes in cash flows for the fiscal year, cash equivalents include cash and highly liquid short term investments with maturities of three months or less.

Revenue and Cost Recognition- The Company recognizes sale revenues upon delivery of the Biosphere Process'TM' system to the buyer. Leases of the Biosphere Process'TM' system are accounted for as a sales type lease and, accordingly, the sales revenue recorded is the net present value of the minimum lease payments at lease inception. There are no sales revenues as of the fiscal year ended May 31, 2001.

F-6

----------------
(7) Biosphere Process'TM' is a copyright trademark of the Life Energy Partnership 1995 and by the Company

Purchases of the Biosphere Process'TM' system are recorded upon the delivery of the system by the manufacturing vendor to the Company, or a location specified by the Company. Prior to delivery, payments made to manufacturing vendors are recorded and presented in the balance sheet as equipment deposits.

Property and Equipment- Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the asset. The following is a summary of the estimated useful lives used in computing depreciation expense:

                  Furniture                          7 years
                  Biosphere Process'TM' system      25 years
                  Office equipment                   3 years



Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized. Minor repair expenditures are charged to expense as incurred.

Investments in Life Energy Natural Resources (LENR)- The Company uses the equity method to record its investment in LENR. Accordingly, the investment is recorded at cost and adjusted for the Company's pro rata share of income or losses incurred by LENR. The pro rata share of the gain or loss is included in the statement of operations.

Long Lived Assets- The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Income Taxes- The Company accounts for income taxes in accordance with the Statement of Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

Recent Accounting Pronouncements- Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and is effective for fiscal quarters beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that entities recognize derivative instruments as either assets or liabilities in the balance sheet and measure these instruments at fair value. At May 31, 2001, the Company holds no derivative financial instruments.


Comprehensive Income - The Company applies SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that, as part of a full set of financial statements, entities must present comprehensive income, which is the sum of net income and other comprehensive income. Other comprehensive income represents total non-stockholder changes in equity. The Company has no other comprehensive net income for the fiscal year ended May 31, 2001.

Foreign Currency Translation - The Company has a branch office in Dublin, Ireland, which transacts business in Irish pounds. Balance sheet accounts of the Company's foreign office are translated using the exchange rate in effect at period end and income statement accounts are translated using the average exchange rate prevailing during the year. Gains and losses arising from the translation of foreign subsidiary financial statements are included in other comprehensive income. The Company has no foreign currency translation gains or losses for the fiscal year ended May 31, 2001.

Note 2. Merger

On December 4, 2000, the Company merged with Life Energy and Technology Holdings, Ltd.(Life). Pursuant to the merger agreement, the Company issued 15,000,000 shares of common stock to the shareholders, officers, and affiliates of Life. The officers and directors of Life became the new management of the Company.

The acquisition has been accounted for as a reverse acquisition of the Company by Life. Life was deemed the accounting acquirer. Accordingly, shareholders' equity has been restated to reflect the number of shares of common stock outstanding after the merger and the retained deficit the retained deficit of Life prior to the merger. The former operations of the Company were discontinued and are included in discontinued operations in the statement of operations.

As a result of the purchase, the Company recognized $1,725,000 in goodwill. The goodwill represents the difference between the fair market value of the stock issued on the date of the merger agreement and the net book value of the Company prior to the merger.

Upon the reverse acquisition of the Company, new management elected to discontinue and to dispose of the former business operations of the Company. Management concluded the goodwill asset recognized upon the reverse purchase of these operations would not be recoverable and accordingly has recognized and impairment charge of $1,725,000 in the statement of operations.

Note 3. Fair Values Of Financial Instruments

 The carrying amounts of cash, advances to and from officers, accounts payable, salaries and benefits payable, interest payable and bank overdrafts reported in the statement of financial position are estimated by management to approximate fair value at May 31, 2001. Long-term notes payable at May 31, 2001 do not have readily ascertainable market values, but are considered by management to approximate fair value.

Note 4. Authorization of Preferred Stock

In December 2000, the Company authorized 10 million shares of Series A preferred stock and 16 million shares of Series B preferred stock.

         Series A preferred stock: Series A preferred stock has a par value of $0.001 per share and a stated value of $15 per share and has no stated dividend preference. The Series A is convertible into common stock at a conversion ratio of one preferred share for one common share. The Series A has liquidation preference over the Series B preferred stock and common stock. There is no Series A preferred stock issued and outstanding at May 31, 2000.

         Series B preferred stock: Series B preferred stock has a par value of $0.001 per share and a stated value of $10 per share and has no stated dividend preference. The Series B is convertible into common stock at a conversion ratio of one preferred share for one common share. The Series B has liquidation preference over common stock. As of May 31, 2001, there are 6,853,989 shares of Series B preferred stock issued and outstanding.

Note 5. Common Stock Issued for Services

In March 2001, the Company issued 200,000 shares of common stock for consulting services. The Company used the market price of the common stock on the date of the issuance to value the transaction, or $142,000, which is included in the statement of operations.

Note 6. Issuance of Series B Preferred Stock

During the fiscal year, the Company issued 5 million shares of Series B preferred stock to a vendor for the manufacture of fifty Biosphere Process'TM' systems. The Company used the market price of the common stock at the date of the manufacturing agreement to value the transaction, or $14,750,000, which is included in the balance sheet as equipment deposit at May 31, 2001. As per the agreement, the preferred stock represented a 20% deposit of the total manufacturing cost of the systems, or $250 million. Upon delivery of the systems to the Company, or to a location specified by the Company, the Company will recognize the stated value of the preferred stock issued, or $50 million, and adjust the issue of the preferred stock to its stated value.

In January 2001, the Company purchased 16 acres of land in Ireland for 245,986 shares of Series B preferred stock. The lower of cost or market value was recognized in the balance sheet at the time of the purchase, or $2,459,890.

In April 2001, the Company issued 1,608,000 shares of Series B preferred to purchase a 40% interest in LENR, a privately held trading company based in the United Kingdom that was organized in February 2001. The Company used the market price of the common stock at the date of the purchase to value the transaction. Accordingly, $1,447,200 has been recorded as the cost the Company's investment in LENR and is included in the balance sheet at May 31, 2001. See Note 7 for a further discussion of this transaction.

Note 7. Investment in LENR

In April 2001, the Company issued 1,608,000 shares of Series B preferred to purchase a 40% interest in Life Energy Natural Resources, Inc (LENR), a privately held company based in the United Kingdom organized in February 2001. The following are the unaudited balance sheet and unaudited statement of operations of LENR at May 31, 2001.


                       Life Energy Natural Resources, Inc.
                             Unaudited Balance Sheet
                               As of May 31, 2001

       ASSETS

       Current assets:
            Cash                                                                                $    10,000
                                                                                                -----------
                Total current assets                                                                 10,000
       Office equipment (net of accumulated depreciation)                                            10,800
       Other asset:
            Deposit on commodity aggregate (See note below)                                       1,447,200
                                                                                                -----------
       Total Assets                                                                             $ 1,468,000
                                                                                                ===========

       LIABILITIES & SHAREHOLDERS' DEFICIT
         Current liabilities:
            Accounts payable                                                                    $ 2,500,000
                                                                                                -----------
                Total current liabilities                                                         2,500,000
            Common stock                                                                              6,000
            Additional paid Capital                                                               1,463,200
            Accumulated deficit                                                                  (2,501,200)
                                                                                                -----------
                    Total shareholders' deficit                                                  (1,032,000)
                                                                                                -----------
       Total liabilities & shareholders' deficit                                                $ 1,468,000
                                                                                                ===========


                       Life Energy Natural Resources, Inc.
                        Unaudited Statement of Operations
                     For the Four Months Ended May 31, 2001



     Net sales                                                                                  $         0
     Cost of sales                                                                                        0
                                                                                                -----------

     Gross profit                                                                                         0
     General and administrative expenses:

     Consulting fees                                                                              2,500,000
     Depreciation expense                                                                             1,200
                                                                                                -----------

         Total general and administrative expenses                                                2,501,200
                                                                                                -----------

     Net loss from operations and before income tax provision                                    (2,501,200)

     Income tax provision                                                                                 0
                                                                                                -----------

     Net loss                                                                                   ($2,501,200)
                                                                                                ===========



Note: In April 2001, LENR entered into an agreement for the purchase of a commodity aggregate from a privately held trading company located in the British Virgin Islands. LENR issued 1,608,000 shares of Series B preferred stock in the Company. LENR used the market price of the common stock of the Company at the date of the purchase to record the transaction, or $1,447,200. Upon delivery of the commodity aggregate to LENR, or to a location specified by LENR, the full purchase price specified in the agreement, or $16,080,000, will be recognized by LENR and the investment of the Company in LENR will be adjusted accordingly.


Note 8. Common Stock Warrants

As part of compensation to employees and consultants, the Company granted common stock warrants from unissued common stock during the fiscal year. The Company has no formal stock option plan for employees. The following table summarizes information about fixed-price common stock warrants outstanding at May 31, 2001.


                                                          Weighted Avg.      Weighted Avg.
                                           Number of        Exercise           Years to       Exercisable at
                                           Warrants          Price            Expiration       May 31, 2001
    Outstanding at June 1, 2000                   0

    Granted                                8,093,750          $0.13               2.42             8,093,750
    Cancelled                                      0
    Exercised                                      0
                                           ---------                                               ---------

    Outstanding at May 31, 2001            8,093,750                                               8,093,750
                                           =========                                               =========


The Company recognized $33,979 in compensation expense in the statement of operations as a result of warrants issued to consultants during fiscal year 2001.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and selected interpretations in accounting for its common stock warrants granted to employees. Accordingly, as all exercise prices of the warrants were equal to the market price of the common stock on the date of the grant, no compensation expense has been recognized. Had compensation expense for the common stock warrants issued to employees been determined based upon the fair value at the grant date for these awards consistent with the methodology prescribed under SFAS No.123, Accounting for Stock-Based Compensation, the Company's net loss would have been $6,169,397 for the year ended May 31, 2001 and basic net loss per share would have been $(0.55) for fiscal 2001.

For the purpose of determining compensation expense under SFAS No. 123, the fair value of each warrant is measured at the grant date using the Black-Scholes option pricing model with the following assumptions for the year 2001. The dividend yield is 0%, volatility is 112%, and the risk-free interest rate is 6.10%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the warrant holder.

Note 9. Loss Per Share

The Company applies SFAS No. 128, Earnings Per Share, to determine net loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the period and fully diluted loss per share that includes the effects of common stock equivalents, such as common stock warrants and options outstanding. The effects of inclusion of the common stock equivalents of the warrants issued and the convertible Series B preferred issued at May 31, 2001 would be antidilutive and therefore is excluded from the calculation. As of May 31, 2001, the common stock warrants outstanding and the convertible preferred stock outstanding are convertible into 14,947,739 shares of common stock.

All of the net income reported in the financial statements is available to common shareholders. The weighted average of common shares outstanding has been computed as follows:

               Shares outstanding                                     20,891,893
                                                                      ==========


               Weighted average of shares outstanding                 11,214,420
                                                                      ==========



Note 10. Addendum to the Consolidated Statement of Cash Flows

The following transactions during the fiscal year have been classified as non-cash transactions and have been excluded from the statement of cash flows:

The Company purchased approximately 16 acres of land in Ireland valued at $2,459,890 in the balance sheet for 245,989 shares of Series B preferred stock.

The Company issued 1,608,000 shares of Series B preferred stock to purchase a 40% interest in LENR, valued at $1,447,200 at the date of the purchase.

 The Company issued 5 million shares of Series B preferred stock as an equipment deposit, valued at $14,750,000 in the balance sheet.

Note 11.  Long Term Notes Payable

In November 2000, the Company received proceeds of $4,370,000 from three privately held financing companies in the United Kingdom. The notes are unsecured and carry a fixed interest rate of 8.5%. The face value of the notes and interest is due in November 2003. The notes payable with accrued interest at May 31, 2001 are included in the balance sheet.

Note 12.  Discontinued Operations

The former business operations of the Company, conducted through its wholly owned subsidiary, Health-Pak, Inc., were discontinued. Selected financial information of the discontinued operations is as follows:



                                 Health-Pak, Inc.
                                  Balance Sheet
                               As of May 31, 2001

ASSETS

  Current assets:
     Cash                                                                          $     2,972
     Accounts receivable (net of allowance for bad debt, $30,000)                      136,433
     Inventory                                                                         153,748
                                                                                   -----------
         Total current assets                                                          293,153

  Property and equipment:
     Land                                                                              200,000
     Building                                                                        1,116,027
     Machinery & equipment                                                             323,451
     Leasehold improvements                                                            133,598
     Office equipment                                                                   76,493
     Automotive equipment                                                               21,021
     Less accumulated depreciation                                                    (420,496)
                                                                                   -----------
         Net property and equipment                                                  1,450,094
                                                                                   -----------

Total Assets                                                                       $ 1,743,247
                                                                                   ===========


LIABILITIES & SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                                                              $   613,859
     Payroll and sales taxes payable and accrued expenses                              234,447
     Bank loans payable                                                                123,087
     Notes payable                                                                      56,199
     Current portion of long term debt                                                 193,446
     Bank overdrafts                                                                    14,047
                                                                                   -----------
         Total current liabilities                                                   1,235,085


     Long term debt (net of current portion)                                           474,206
     Loans payable, officers                                                             5,300

     Net liabilities of discontinued operations to be disposed of                      336,885

  Shareholders' Equity:
     Preferred stock, 5,000,000 shares authorized, none issued                               0
     Common stock, 20,000,000 shares authorized, 5,691,893 shares
       issued and outstanding, $0.002 par value per share                          $    11,384
     Additional paid in capital                                                      3,468,148
     Accumulated deficit                                                            (3,787,761)
                                                                                   -----------
           Total shareholders' equity                                                 (308,229)
                                                                                   -----------

Total liabilities & shareholders' equity                                           $ 1,743,247
                                                                                   ===========

                                Health-Pak, Inc.
                             Statement of Operations
        For the Period from the Merger (December 4, 2000) to May 31, 2001



Net sales                                                             $  80,826
Cost of sales                                                           (64,370)
                                                                      ---------
Gross profit                                                             16,456

Administration expense                                                   74,608
Impairment charge                                                       157,163
                                                                      ---------

    Total general and administrative expenses                           231,771
                                                                      ---------

Loss before other income (expense)                                     (215,315)

Other income (expense):
    Rental Income                                                        19,000
    Interest expense                                                    (14,656)
                                                                      ---------

Loss before income tax provision                                       (210,971)

Income tax provision                                                          0
                                                                      ---------

Net loss                                                              ($210,971)
                                                                      =========

                                Health-Pak, Inc.
                  Statement of Changes in Shareholders' Equity
                For the Period from June 1, 2000 to May 31, 2001


                                                    Common        Common      Paid in     Accumulated
                                                    Shares       Par Value    Capital        Deficit         Total

Balance at June 1, 2000                            2,691,893     $ 5,384     $2,538,558    ($3,390,938)     ($846,996)

Issued stock to officer to retire debt             3,000,000       6,000        148,190                       154,190

Adjustment of land asset to fair market value                                    80,000                        80,000

Adjustment of building asset to fair market value                               701,400                       701,400

Net loss for the fiscal year                                                                  (396,823)      (396,823)
                                                   ---------     -------     ----------     ----------      ---------

Balance at May 31, 2001                            5,691,893     $11,384     $3,468,148    ($3,787,761)     ($308,229)
                                                   =========     =======     ==========     ==========       ========

Note 13. Commitments, Notes Payable and Long Term Debt of Discontinued
         Operations

The Company, through its wholly owned subsidiary, Health-Pak, Inc., is indebted to various financial institutions as follows:


                                                                                                Monthly
                  Lender                  Collateral     Mat. Date    Int. Rate    Principal    Payment

        City of Utica Payable             Building          7/21/05      3.00%     $ 141,925       $1,982
        Central States Inc.               Receivables      11/13/13     10.50%       238,888       $1,389
        Small Business Administration     Building         12/16/18      5.86%       236,706       $1,748
                                                                                   ---------

        Total long term debt                                                         617,519

        Less current portion                                                        (139,433)
                                                                                   ---------

        Long term portion                                                          $ 478,086
                                                                                   =========


A schedule of future required minimum payments of long term debt by fiscal year is as follows:

               2002                                            $ 218,765
               2003                                               80,607
               2004                                               78,857
               2005                                               77,106
               2006                                               53,554
            Thereafter                                           455,511
                                                               ---------

           Total minimum lease payments                        $ 964,400

           Less amounts representing interest                   (346,881)
                                                               ---------

           Present value of net minimum lease payments         $ 617,519
                                                               =========

In addition, the Company, through its wholly owned subsidiary Health-Pak Inc., is committed to various non-cancelable leases for equipment. The assets and liabilities of the capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset purchased. The capital leased assets are amortized over the term of the lease or the estimated useful life of the asset, whichever is less. At May 31, 2001, total future minimum lease payments under capital leases is as follows:

                  2001                                                   $54,013
                  2002                                                     1,019
                                                                         -------

           Total minimum lease payments                                  $55,032

           Less amounts representing interest                             (4,899)
                                                                         -------

           Present value of net minimum lease payments                   $50,133
                                                                         =======

Interest rates on capitalized leases range from 10% to 21% imputed based upon the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return. The monthly payment for capital leased equipment is $2,600.

The capital leased assets and liabilities of Health-Pak Inc. are included in discontinued net liabilities in the balance sheet. Interest expense associated with capital leases is included in discontinued operations the statement of operations.


In addition, the Company, through its wholly owned subsidiary Health-Pak Inc., has unsecured notes payables and bank loans as follows:

                     Lender                      Collateral          Mat. Date     Int. Rate    Principal
        UIDC note pay (Bankcorp)                                     Demand                       $ 10,000
        LC HSBC                                                      Demand                         36,341
        LC Foothill Capital Corp.           Accounts receivable      Demand         10.75%          86,745
        Advances from individuals                                    Demand                         46,199
                                                                                                  --------
        Total bank loans and other notes payable                                                  $179,285
                                                                                                  ========


Note 14. Income Taxes

As of May 31, 2001, the Company has significant operating loss carry forwards for Federal income tax purposes available to offset future taxable income. Such carry-forward losses are scheduled to expire 20 years from the year of loss. The Company is not certain that it will realize the benefit of the entire amount of net operating loss carry-forwards. Accordingly, the deferred tax asset applicable to operations subsequent to May 31, 2001 has not been recorded. The Company continually reviews the adequacy of the valuation allowance and recognizes those benefits only as the Company's assessment indicates that it is more likely than not that future benefits will be realized.

U.S. tax rules impose limitations on the use of net operating loss carry-forwards following certain changes in ownership. If such a change were to occur with respect to the Company, the limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

      The component of deferred tax asset as of May 31, 2001 is as follows:

                Federal                                      $717,549
                State                                        $168,835
                                                             --------
                Total                                        $886,384

                Valuation allowance                          $886,384
                                                             --------

                Recorded net tax asset                       $      0
                                                             ========

U.S. tax rules impose limitations on the use of net operating loss carryforwards following certain changes in ownership. If such a change were to occur with respect to the Company, the limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

Note 15. Concentration of Credit Risk

As of May 31, 2001, the Company held no financial instruments with a significant concentration of credit risk.

Note 16. Litigation

The Company through its subsidiary, Health-Pak, Inc., which has been discontinued, are defendants in various lawsuits filed by various suppliers for services rendered. The Company has not accrued the amounts of the proposed settlements in the accompanying consolidated financial statements. Management believes that the eventual disposition of these lawsuits will not have a material impact on the consolidated financial statements.


Note 17. Related Party Transactions

The Company shares an office in Dublin, Ireland with a company that is owned by the president and a shareholder of the Company. The Company pays no rent to this company for the use of this office space.

During the fiscal year ended May 31, 2001, the Company advanced an officer of the Company $19,303. The advance is unsecured and is at no stated interest.

During the fiscal year ended May 31, 2001, the president and chief executive advanced the Company $756,691 for operations. The advance is unsecured and is at no stated interest.

During the fiscal year ended May 31, 2001, shareholders of the Company loaned $4,370,000 to the Company for operations. The notes payable are unsecured and at 8.5% interest and mature in November 2003.

In April 2001, the Company issued 1,608,000 shares of Series B preferred to purchase a 40% interest in Life Energy Natural Resources, Inc (LENR), a privately held company based in the United Kingdom organized in February 2001. The majority owner of LENR is a shareholder of the Company.

                                    PART III



Item 9.  Directors and Executive Officers Of The Registrant

(a) and (b) Identification of directors and executive officers.


The following identification of officers and directors, including biographies, set forth the present officers and directors:



       Name                           Age                    Position
Mr. Albert Reynolds T.D.               69            Chairman of the Board
Dr. Christopher A. McCormack           38            President, Chief Executive
                                                     Officer and Director
Salim Ghafari                          41            Vice President, Director
Anthony Liberatore                     58            Vice President, Director
Michael Liberatore                     35            Secretary, Chief Financial Officer and
                                                     Director
William Meola                          55            Director


Profiles of the directors and officers of the Company are set forth below. All directors hold office until the next annual shareholders meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the board may be filled by majority vote of the remaining directors. Officers of the Company serve at the will of the board of directors, subject to the terms of employment agreements as discussed below. There is a corporate governance committee for compensation and audit. The members are Michael Liberatore, Salim Ghafari and Dr. Christopher McCormack. Election to the board of directors is for a period of one year and elections are ordinarily held at the Company's annual meeting of shareholders. The board of directors has regular meetings once a year, after the annual meeting of shareholders, for the purpose of electing the officers of the Company.

There are presently no vacancies on the board of directors. Anthony Liberatore and Michael A. Liberatore are father and son. There are no other family relationships between officers and directors.

Profiles of Officers and Directors:

Albert Reynolds T.D., Chairman of the Board of Directors.

Life Energy & Technology Holding Inc. is chaired by Mr. Albert Reynolds T.D., former Irish Taoseach (Prime Minister). Mr. Reynolds is a self-made businessman who started his career in the entertainment sector. He later developed a number of food processing firms, which continue to serve international markets. Following his successful business career, Mr. Reynolds was elected to the Irish Parliament in 1977 and held a number of Ministerial posts before serving as Prime Minister from 1992 to 1994. He was a major contributor to the Northern Island peace process and to creating the strong economic base that Ireland enjoys today. Mr. Reynolds has a distinguished track record of experience in the political and business spheres including extensive diplomatic relationships in the Middle East and North Africa. In addition to his duties wit the Company, Mr. Reynolds currently also serves as Chairman of the Board of Bula Resources Holdings (Plc), a position which he has held since March 1999. Mr. Reynolds was also nominated for a Nobel Peace Prize. He holds many honorary degrees. He has extensive international experience in politics and business and brings both experience and international recognition to Life Energy & Technology Holdings Inc.

Dr. Christopher A. McCormack, President, Chief Executive Officer and Director

Dr. Christopher A. McCormack is, in addition to his position with the Company, the Chief Executive Officer of Maxol & CB Biofuels and the inventor of the DiGenter Process'TM'(8) for BioEthanol'TM'(9) production from biomass.
Dr. McCormack also serves as a strategic management consultant and Managing Director of McCormack Consultants, Dublin. Dr. McCormack was educated at University College, Dublin, and the National University of Ireland, (B.Sc., 1st Class Hons, 1995, Ph.D., 1997). Dr McCormack is a postdoctoral alumni of the University of California at Berkeley and holds an N.I.H.C. awarded by the National Institutes of Health, Bethesda MD., and is both a distinguished Fulbright Scholar a Fogarty Fellow, with elected memberships to both the Physiological Society and the Association for Research in Vision and Ophthalmology. In addition, Dr McCormack has previously been commended by the Nuffield Foundation and the American Physiological Society and is the author of over 100 technical and scientific contributions, including several patents for the production of ethanol as a green fuel alternative from biomass, surpluses and other waste materials. Dr. McCormack's business experience stems from a firm commitment to the environment and an overriding conviction to socially responsible company development and management. The DiGenter'TM' process, recognized by the Ford Motor Company as being of global significance (Dublin September 1999), was developed from his interests in extending and preserving finite fossil fuel resources while in addition re-mediating harmful environmental emissions and assisting fossil fuel preservation. A member of the International Road Transport Union since 1996, Dr. McCormack served as the first ever Director General of the Irish Road Haulage Association, and was credited with revolutionizing the Irish transport industries public image in Europe. He has previously been involved in and advised a number of environmentally friendly companies promoting alternatives both to landfill and older unsustainable polluting technologies. In addition he has advised and provides strategic planning to a number of publicly quoted international oil companies. Dr. McCormack is the inventor of and has spearheaded the development of the Biosphere Process'TM' and while simultaneously leading the due diligence efforts examining potential competing technologies whilst the Biosphere Process'TM' was under development. Dr. McCormack was President and Chief Executive Officer of Life Energy Technology Holdings Ltd., the Company's subsidiary since its inception and has served in the same capacity for the Company since
December 4, 2000.

Mr. Salim Ghafari, Vice President For Middle Eastern Operations and Director

Mr. Ghafari is a specialist in oil and gas operations, having served as an independent consultant to numerous oil and gas companies principally in the Middle East and North Africa from 1986 through 1993. From 1993 to 1999 he was employed by McCormack Consulting of Ireland as a specialist in oil and gas exploration. Mr. Ghafari received a Masters in Business Administration from Christian University of Beirut in 1986.

---------------------
(8) DiGenter Process is a copyright trademark of McCormack Consultants 1985 and by the Company

(9) BioEthanol is a copyright trademark of McCormack Consultants 1985 and by the Company

Anthony Liberatore, Senior Vice President, Director

Anthony Liberatore served as President, Chief Executive Officer and Chairman of the Board of directors of the Company from April 30, 1991 until December 4, 2000. Mr. Liberatore served in the same capacity for Health Pak New York since its formation in 1985. From May 30, 1980 until 1985 Mr. Liberatore was employed as a senior procurement specialist by the Utica, New York based North American Division of International Computers Ltd., a British corporation. From 1970 until 1980, Mr. Liberatore was a general manager of Disposable Profiles/Spartan Healthcare Inc. ("Disposable"), also based in Utica, New York, a wholly owned subsidiary of the Palm Beach Company of Cincinnati, Ohio, which manufactured and marketed non-woven disposable products for the medical market.

Michael Liberatore, Secretary, Chief Financial Officer and Director

Michael A. Liberatore has been Vice President, Secretary, Assistant Treasurer and a Director of the Company since April 30 1991. Prior thereto, from January 1990 to April 30, 1991, he served as Secretary and Assistant Treasurer of Health-Pak New York, having originally joined Health-Pak New York in May 1987 as its director of Sales and Marketing. Mr. Liberatore is a graduate of Mohawk Valley Community College having received his Associates degree in individual business studies in 1986.

William Meola, Director

William F. Meola has been a director of the Company since April 30, 1991. Since March 1993, Mr. Meola has been employed as a registered representative with the Albany Savings Bank, Utica, New York. From September 1988 until March 1993, Mr. Meola was a self-employed financial consultant and also sales manager and a registered representative with the Prudential Insurance Company. From January to September 1988, Mr. Meola was employed as an assistant Vice President and District Manager of the SBU Insurance Agency of Utica New York. Prior thereto, from 1973 until 1982, Mr. Meola held various positions within the insurance and financial planning industry, owning and operating his own insurance agency from 1980 until its sale in 1982. Mr. Meola is a graduate of Utica College of Syracuse University, having received his Bachelor of Science degree in biology.

Business Consultants.

Dr. Andreas Tobler & Rene Kanz, Mediphole - Biotech Nologie AG of Switzerland. They provide Corporate planning and advisory services to the Company. Dr. Tobler has gained experience in the pharmaceutical, biotechnology and environmental industry over the last 10 years in his capacity as an investment banker and financial consultant. He has worked extensively with numerous pharmaceutical, biotechnology and environmental companies, predominately in the USA advising management on strategic, operational as well as financial issues. Dr. Tobler is also Chairman of the Board of Online Capital Group Inc. an international Internet investment-banking platform. From 1992 to 1998, Dr. Tobler was a Managing Director at Cornerstone Financial Corporation, a New York based financial advisory firm. From 1989 to 1991, Dr. Tobler was Managing Partner of Royal Trust Bank (Switzerland). Prior to Joining Royal Trust he served as head of Corporate Finance for Citibank in Switzerland from 1987 to 1988. From 1982 to 1987, Dr. Tobler held various positions at Credit Suisse in New York where his last assignment was to lead the banks effort in building a capital markets department. From 1980 to 1982, Dr. Tobler was an associate at the Swiss law firm Staehelin, Hafter & Partners. Dr. Tobler holds a law degree from the University of Zurich, Switzerland, and a Masters degree from New York University, New York. Since September 1988, Dr. Tobler serves as a member of the Board of Directors of Senetek Plc. ("SNTKY"), a UK and US based biotechnology company. He is also a member of the Board of Directors of American Floral Exchange, a US based private Internet company active in the B2B floral business, and a member of the Board of Directors of Sessions.edu a leading US based e-learning platform for Internet related education.

The Company's technical & scientific advisory committees include Dr. McCormack (Group Chief Executive), Dr. Valeri Romanov, Mr. Sergi Baldin, Professor Sergey Baranovsyky (Igorevich), Professor Nickolai V. Kholodkov, and Mikhail Seleznev.

2. Directorships

None, other than listed above.

(f) Other Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

Item 10. Executive Compensation

The following table sets forth information relating to remuneration received by officers and directors as of May 31, 2001, the end of the Company's most recent fiscal year, as well as indicating the compensation agreements for fiscal 2001:


                                       Annual Compensation        Long term Compensation
Name and Principal Position        Year      Salary     Bonus     Restricted Stock Awards    All Other Compensation
-------------------------------------------------------------------------------------------------------------------
Albert Reynolds TD                 2001     $262,500

Dr. Christpoher McCormack          2001     $262,500

Anthony Liberatore                 2001     $ 70,000               812,500 Warranants(2)

Michael Liberatore                 2001     $ 42,000

Salim Ghafari                      2001     $ 70,000

William Meola                      2001     $ 30,333               281,250 Warrants(2)


















--------------------------------------------------------

(1) The Company has varying compensation arrangements with its executive officers as more particularly described in this Report. Additionally, it should be noted that in certain cases the amount listed above as "salary" includes amounts due to the employee which were not paid but which have been accrued. The reader is referred to the Financial Statements which are a part of this Report for more details regarding the accrual of salaries by the Company.

(2) With respect to Anthony Liberatore, Michael Liberatore and certain other key employees, as part of their compensation package the Company granted then certain Warrants to purchase shares of the Company's common stock. These Warrants were all granted in November 2000 when these persons joined the Company and are each exercisable at a price of $0.13 per shares. Each Warrant represents the right to buy one shares of the Company's common stock. Neither the Warrants nor the shares underlying the Warrants have been registered under the Act.

The Company has entered into verbal employment agreements with each of the parties listed above. These oral understandings are presently in the process of being converted into written employment agreements. It is expected that these agreements will be for a period of not less than five years with the starting salary being as set forth above. Each of the Company's employees, including officers and directors, may receive annual bonuses, either in the form of cash payments or the issuance of Warrants to purchase shares of common stock of the Company. It is the policy of the Company with respect to the issuance of Warrants that any such Warrants will be exercisable at the "fair market value" of the Company's common stock on the date of the grant of such Warrants.

Except as herein above described, the Company has no other employment contracts. Further, it has no retirement, pension, profit sharing, insurance or medical reimbursement plan covering its officers or directors.

Item 11 . Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth at May 31, 2001, the stock ownership of each person known by the Company to be a beneficial owner of five per cent (5%) or more of the Company's Common Stock, individually and as a group.


                                 Relationship          Number        Percentage
 Name and Address                 to Company         of shares      of class (1)
------------------------        -------------        ----------     ------------
Anthony J. Liberatore          Officer, Director      1,667,326         7.9
Elizabeth Liberatore (2)         Shareholder
307 Tumbleweed Drive
Utica, NY 13502

Chalise Investments              Shareholder          2,346,000        11.33
Fernleigh House
Place Road
Douglas Isle of Man,

Eden Development                 Shareholder          2,346,000        11.33
Fernleigh House
Place Road
Douglas Isle of Man,

McIntosh Enterprises Ltd.        Shareholder          2,346,000        11.33
Fernleigh House
Place Road
Douglas Isle of Man,

Michael Liberatore             Officer, Director        100,000         .048
105 Evergreen Drive
Utica, NY 13502

William Meola                  Officer, Director         33,195        .0159
1119 Columbus Ave.
Utica, NY 13501

Dr. Christopher McCormack      Officer, Director        735,000        3.518
St. Augustine Offinton Ave
Sutton Dublin 13, Ireland

Albert Reynolds                Officer, Director        735,000        3.518
18 Aylesbury Road
Dublin 2, Ireland

Mark Liberatore                  Stockholder          1,975,718         9.45
448 Oakdale Ave
Utica, NY 13502

Officers and  Directors as a
Group (5 persons) (1)                                 3,270,521        15.65


--------------------------

(1) These Shares represent a portion of the total Shares owned by the Liberatore Family which, when combined with the Shares owned by Michael Liberatore, an officer and director of the Company and other members of the Liberatore family total 3,743,044. As mentioned earlier, the Liberatore Family has agreed to cancel approximately 1,000,000 of these Shares in exchange for the re-conveyance to the Liberatore Family of 100% of the capital stock of Health-Pak New York, the Company's bankrupt subsidiary whose operations have been terminated. As part of this transaction, the Liberatore Family has agreed to cause Health-Pak New York to convey to the Company the building and property owned at 2005 Beechgrove Place, Utica, NY. The final number of Shares that will be surrendered depends in major part upon the final valuation of this property and upon the terms and conditions, if any, imposed by the Bankruptcy Court in approving this transaction. Final approval of the Bankruptcy Court is expected by the end of calendar 2001.

(2) These Shares are owned jointly by Anthony Liberatore and his wife Elizabeth Liberatore.

(3) Mark Liberatore is the son of Anthony Liberatore. However, he is neither an officer, director or employee of the Company and he is independent of his father.

Item 12.  Certain Relationships and Related Transactions

As mentioned earlier, pursuant to the Agreement by which the Company acquired Life, the Liberatore Family has been given the right to reacquire 100% of the capital stock of Health-Pak New York, the Company's bankrupt, discontinued subsidiary, in exchange for the return of a portion of the Shares of the Company owned by them. The present agreement calls for the Liberatore Family to return to the Company an aggregate of approximately 1,000,000 Shares, subject to final adjustment based upon a number of factors. The principal factor in determining the final number of Shares to be returned is the final valuation of the building and property located at 2005 Beechgrove Place, Utica, NY which is presently owned by Health-Pak New York and which is to be conveyed to the Company. The present value of this property is estimated at approximately $1.3 Million, subject to an existing mortgage which is guaranteed by the Company. Additional factors that will affect the final number of Shares to be returned by the Liberatore Family relate to any special terms or conditions, if any, that may be imposed by the federal Bankruptcy Court which must approve this transaction before it can be affected.



                                    Part IV.

Item 13. Exhibits and reports on form 8-K.

(A) Exhibits required to be filed pursuant to item 601 of regulation S-K CAD:

       3. Certificate of Incorporation and by-laws, with all amendments thereto, filed previously as exhibit 3 to registrants S-1 registration statement under SEC file no.33-43230 and incorporated herein by reference.

       4. Warrant agreement, filed previously as exhibit 10 t o the registrant's initial registration statement on form S-18 under SEC file no. 33-24483and incorporated herein by reference.

       11. Statement re: computation of per share earnings, see "Financial Statements -Statement of Operations and note 18."

       21.    Subsidiaries of the registrant. Filed as Exhibit 21.

       23(a)

       23(b) Form 8-K filings eight (8) filed during last quarter ended May 31, 2001. On November 21, and again on December 7, 2000 the Company filed forms 8-K announcing an agreement and plan of reorganization was entered into with Life Energy & Technology Holdings Company LTD., whereas Health-Pak Inc. would acquire all of the common stock of Life Energy & Technology Holdings Company LTD., in exchange for shares of its own stock at the conclusion of the transaction Health-Pak Inc. would change its name to Life Energy & Technology Holding Company Inc. and management of Life Energy & Technology Holdings

              Company LTD. Will assume control of Health-Pak Inc., additional 8-K filings are incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Life Energy & Technology Holdings, Inc.


Date: September 14, 2001      By:/s/Dr. Christopher McCormack___________________
                              Dr. Christopher McCormack, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: September 14, 2001     By: /s/ Albert Reynolds, T.D._____________________
                              Albert Reynolds, T.D., Chairman of the Board of
                              Director

Dated: September 14, 2001     By: /s/ Dr. Christopher McCormack_________________
                              Dr. Christopher McCormack, President, Chief
                              Executive Officer & Director

Dated: September 14, 2001     By: /s/ Salim Ghafari_____________________________
                              Salim Ghafari, Vice President and Director

Dated: September 14, 2001     By: /s/ Anthony Liberatore________________________
                              Anthony Liberatore, Vice President and Director

Dated: September 14, 2001     By: /s/ Michael Liberatore________________________
                              Michael Liberatore, Secretary, Chief Financial
                              Officer and Director

Dated: September 14, 2001     By: /s/ William Meola_____________________________
                              William Meola, Director

                     STATEMENT OF DIFFERENCES
                     ------------------------
The trademark symbol shall be expressed as.......................   'TM'
The degree symbol shall be expressed as..........................   [d]