Form 10QSB
period 2001-08-31
LIFE ENERGY & TECHNOLOGY HOLDINGS INC
filed 2001-10-11
CIK 840823

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                          Quarter Ended August 31, 2001

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

YES X           NO
---             ---

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


Class                                             Outstanding at October 1, 2001
Common stock, $0.002 par value                             20,891,893

                                TABLE OF CONTENTS



Part 1. Financial Information                                                                   Page 3

     Item 1. Condensed Consolidated Financial Statements:

             Balance sheet as of August 31, 2001 and May 31, 2001                                F-1

             Statement of income  (loss) for three months ended August 31, 2001
             and 2000                                                                            F-2

             Statement of cash flows for three months ended August 31, 2001 and                  F-3
             2000

             Statement of changes in shareholders equity for the period June 1, 2000
             through February 28, 2001                                                           F-4

            Notes to condensed consolidated financial statements                                 F-5 to F-10

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

On December 4, 2000, the Company acquired Life Energy & Technology Holdings, Ltd. a corporation organized under the laws of the Republic of Ireland ("LETH Ireland") and changed its name to Life Energy & Technology Holdings Inc. Following that acquisition, the Company elected to terminate the operations of Health-Pak, Inc., its other wholly owned subsidiary, which is being returned to the Liberatore family in exchange for the cancellation of a portion of the shares of common stock owned by the Liberatore Family. Consequently, financial information for the Company's Health-Pak, Inc. subsidiary has been eliminated from this report.

                    Life Energy and Technology Holdings, Inc.
                      Unaudited Consolidated Balance Sheet
                     As of August 31, 2001 and May 31, 2001



ASSETS
                                                                                                   31-Aug-01   31-May-01
  Current assets:
      Cash                                                                                              $633           $75
                                                                                                 ------------  ------------
         Total current assets                                                                            633            75

  Property and equipment:
      Biosphere machine                                                                            9,587,910     9,587,910
      Land                                                                                         2,459,890     2,459,890
      Office equipment                                                                                27,895        15,895
      Accumulated depreciation                                                                     (113,505)      (15,578)
                                                                                                 ------------  ------------
         Net property and equipment                                                               11,962,190    12,048,117

  Other assets:
      Advance to officer                                                                              19,303        19,303
      Investment in LENR                                                                             446,600       446,720
      Equipment deposit                                                                           14,750,000    14,750,000
                                                                                                 ------------  ------------

        Total assets                                                                             $27,178,726   $27,264,215
                                                                                                 ============  ============

LIABILITIES & SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                                                                             $1,992,600    $2,500,000
     Salaries & benefits payable                                                                   1,677,554     1,340,671
     Interest payable                                                                                      0         1,153
     Bank overdraft                                                                                        0        45,328
                                                                                                 ------------  ------------
         Total current liabilities                                                                 3,670,154     3,887,152

     Notes payable                                                                                 4,676,352     4,582,695
     Advances from officers                                                                        1,624,191       756,691

     Net liabilities of discontinued operations to be disposed of                                    325,330       308,229
                                                                                                 ------------  ------------
         Total liabilities                                                                        10,296,027     9,534,767

  Shareholders' Equity:

     Series A preferred stock, one share convertible to one share of common;
       no stated dividend, stated value $15, 10,000,000 shares authorized none issued                      0             0

     Series B preferred stock, one share convertible to one share of common; no stated dividend, stated value $10, 16,000,000 shares authorized,
       6,853,989 shares issued and outstanding                                                    18,657,090    18,657,090

     Common stock, $.002 par value; authorized 100,000,000 shares,
      issued and outstanding 20,891,893 at 5/31/01                                                    41,784        41,784
     Additional paid in capital                                                                    4,500,579     4,500,579
     Accumulated deficit                                                                         (6,316,754)   (5,470,005)
                                                                                                 ------------  ------------
         Total shareholders' equity                                                               16,882,699    17,729,448
                                                                                                 ------------  ------------

         Total liabilities & shareholders' equity                                                $27,178,726   $27,264,215
                                                                                                 ============  ============


See the accompanying notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
                 Unaudited Consolidated Statement of Operations
                      For the Quarter Ended August 31, 2001


          Net sales                                                                                                    $0
          Cost of sales                                                                                                 0
                                                                                                           --------------

          Gross profit                                                                                                  0

          General and administrative expenses:

          Salaries & benefits expense                                                                             503,263
          Administration expense                                                                                  231,455
                                                                                                           --------------
              Total general and administrative expenses                                                           734,718
                                                                                                           --------------

          Net loss from continuing operations                                                                   (734,718)

          Other income (expense):
              Equity in earnings of LENR                                                                            (120)
              Interest expense                                                                                   (94,810)
                                                                                                           --------------

          Net loss before tax provision                                                                         (829,648)

          Income tax provision                                                                                          0
                                                                                                           --------------

          Net loss from continuing operations                                                                   (829,648)

          Loss from discontinued operations                                                                      (17,101)
                                                                                                           --------------

          Net loss                                                                                             ($846,749)
                                                                                                           ==============

          Net loss per common share:
           Basic loss from continuing operations                                                                  ($0.04)
           Basic loss from discontinued operations                                                                ($0.00)
                                                                                                           --------------
           Basic loss per share                                                                                   ($0.04)
                                                                                                           ==============

          Weighted average of common shares outstanding:
           Basic                                                                                               20,891,893






          See the accompanying notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
                 Unaudited Consolidated Statement of Cash Flows
                      For the Quarter Ended August 31, 2001



     Operating Activities:
       Net loss from continuing operations                                                                 ($829,648)
       Adjustments to reconcile net loss items
         not requiring the use of cash:
          Depreciation                                                                                        97,927
          Equity in earnings of LENR                                                                             120
     Changes in operating assets and liabilities:
          Accounts payable                                                                                  (507,400)
          Interest payable                                                                                    92,504
          Salaries payable                                                                                   336,883
                                                                                                     ----------------

     Net cash used by operations                                                                            (809,614)

     Investing Activities:
          Purchase and acquisition of property and equipment                                                 (12,000)
                                                                                                     ----------------

     Net cash used by investing activities                                                                   (12,000)

     Financing activities:
          Payment of bank overdraft                                                                          (45,328)
          Advances from officers                                                                             867,500
                                                                                                     ----------------

     Net cash provided by financing activities                                                               822,172
                                                                                                     ----------------

     Net cash provided by continuing operations                                                                  558

     Cash balance at June 1, 2001                                                                                 75
                                                                                                     ----------------

     Cash balance at August 31, 2001                                                                            $633
                                                                                                     ================

     Supplemental disclosures of cash flow information:
          Interest paid during the period (continuing operations)                                                 $0
          Interest paid during the period (discontinued operations)                                          $10,962
          Income taxes paid during the period (continuing operations)                                             $0
          Income taxes paid during the period (discontinued operations)                                           $0




     See the accompanying notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
       Unaudited Consolidated Statement of Changes in Shareholders' Equity
                      For the Quarter Ended August 31, 2001



                                Common        Common     Preferred    Preferred       Paid in      Accumulated       Equity
                                Shares      Par Value     Shares        Value         Capital        Deficit          Total
Balance at June 30, 2001        20,891,893     $41,784    6,853,989   $18,657,090     $4,500,579    ($5,470,005)    $17,729,448


Net loss                                                                                               (846,749)      (846,749)
                            --------------- ----------- ------------ ------------- -------------- --------------- -------------
Balance at August 31, 2001      20,891,893     $41,784    6,853,989   $18,657,090     $4,500,579    ($6,316,754)    $16,882,699
                            =============== =========== ============ ============= ============== =============== =============












See the accompanying notes to the financial statements.

Life Energy and Technology Holdings, Inc.

Unaudited Notes to the Consolidated Financial Statements
For the Quarter Ended May 31, 2001

Note 1.  Nature of Business and Significant Accounting Policies

Life Energy and Technology Holdings, Inc. (the Company), formerly Health-Pak, Inc., is a Delaware state corporation organized in December 1987. On December 4, 2000, the Company merged with Life Energy and Technology, Ltd.(Life), a company organized in November 2000 in the Republic of Ireland. Life became a wholly owned subsidiary of the Company. Upon the conclusion of the merger transaction, the Company changed its name from Health-Pak, Inc. to Life Energy and Technology Holdings, Inc.

The Company is the developer of a recyclable waste management machine (Biosphere Process'TM'(1) systems) for sale and lease to government entities worldwide. The current officers and majority shareholders of the Company completed the development of the Biosphere Process'TM' in mid-year 2000. The machine consumes waste materials including municipal solid waste, agricultural or forestry wastes, industrial or medical wastes, animal wastes, and or traditional fossil fuels in an oxygen-deprived environment producing usable electricity with environmentally safe emission levels. The Company has no sales as of May 31, 2001.

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

Property and Equipment- Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the asset. The following is a summary of the estimated useful lives used in computing depreciation expense:

                     Furniture                             7  years
                     Biosphere Process'TM'system          25  years
                     Office equipment                      3  years

Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized. Minor repair expenditures are charged to expense as incurred.


--------------------
(1) Biosphere Process'TM' is a copyright trademark of the Life Energy Partnership 1995 and Life Energy and Technology Holdings, Inc.

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

Note 2. Loss Per Share

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

All of the net income reported in the financial statements is available to common shareholders. The weighted average of common shares outstanding has been computed as follows:



         Shares outstanding                                   20,891,893
                                                            ============


         Weighted average of shares outstanding               20,891,893
                                                            ============



Note 3.  Discontinued Operations

The former business operations of the Company, conducted through its wholly owned subsidiary, Health-Pak, Inc., were discontinued. Financial information of the discontinued operations is as follows:

Balance Sheet

                                                                                                8/31/01        5/31/01
                                                                                             --------------  -------------
             ASSETS
               Current assets:
                  Cash                                                                              $1,371         $2,970
                  Accounts receivable (net of allowance for bad debt, $30,000 at
                    5/31/01 and $34,000 at 8/31/01)                                                160,476        136,433
                  Inventory                                                                        155,961        153,748
                                                                                             --------------  -------------

                      Total current assets                                                         317,808        293,151

               Property and equipment:
                  Land                                                                             200,000        200,000
                  Building                                                                       1,116,027      1,116,027
                  Machinery & equipment                                                            323,451        323,451
                  Leasehold improvements                                                           133,598        133,598
                  Office equipment                                                                  76,493         76,493
                  Automotive equipment                                                              21,021         21,021
                  Less accumulated depreciation                                                   (435,629)      (420,496)
                                                                                             --------------  -------------
                      Net property and equipment                                                 1,434,961      1,450,094
                                                                                             --------------  -------------


             Total Assets                                                                       $1,752,769     $1,743,245
                                                                                             ==============  =============


             LIABILITIES & SHAREHOLDERS' EQUITY

               Current liabilities:
                  Accounts payable                                                                $688,790       $613,859
                  Payroll and sales taxes payable and accrued expenses                             250,912        234,447
                  Bank loans payable                                                                36,341        123,086
                  Notes payable                                                                     56,199         56,199
                  Current portion of long term debt                                                193,446        193,446
                  Bank overdrafts                                                                   36,274         14,046
                                                                                             --------------  -------------

                      Total current liabilities                                                  1,261,962      1,235,083


                  Long term debt (net of current portion)                                          473,953        474,205
                  Loans payable, officers                                                            5,300          5,300

                  Net liabilities of discontinued operations to be disposed of                     336,885        336,885

               Shareholders' Equity:
                  Common stock                                                                     $11,384        $11,384
                  Additional paid in capital                                                     3,468,148      3,468,148
                  Accumulated deficit                                                           (3,804,864)    (3,787,761)
                                                                                             --------------  -------------
                       Total shareholders' equity                                                 (325,331)      (308,228)
                                                                                             --------------  -------------

             Total liabilities & shareholders' equity                                           $1,752,769     $1,743,245
                                                                                             ==============  =============

Income Statement, June 1, 2001 to August 31, 2001

              Net sales                                                                           $278,144
              Cost of sales                                                                       (166,173)
                                                                                             --------------

              Gross profit                                                                         111,971

              General and administrative expenses:

              Administration expense                                                               127,825
              Impairment charge                                                                     (1,060)
                                                                                             --------------

                  Total general and administrative expenses                                        126,765
                                                                                             ==============

              Loss before other income (expense), extraordinary items,
                discontinued operations and income tax provision                                   (14,794)

              Other income (expense):
                  Rental Income                                                                      8,653
                  Gain on sale of equipment                                                              0
                  Interest expense                                                                 (10,962)
                                                                                             --------------

              Loss before extraordinary item, discontinued
                 operations and income tax provision                                               (17,103)

              Income tax provision                                                                       0
                                                                                             --------------

              Loss before extraordinary item and discontinued operations                           (17,103)

              Extraordinary item:
                 Gain on extinguishment of debt                                                          0
                                                                                             --------------

              Loss from continuing operations                                                      (17,103)

              Gain (loss) from discontinued operations                                                   0
                                                                                             --------------

              Net loss                                                                            ($17,103)
                                                                                             ==============


Note 4. Commitments, Notes Payable and Long Term Debt of Discontinued Operations

The Company, through its wholly owned subsidiary, Health-Pak, Inc., is indebted to various financial institutions as follows:

                                                                                                Monthly
                  Lender                  Collateral     Mat. Date    Int. Rate    Principal    Payment
        City of Utica Payable             Building          7/21/05     3.00%       $141,925       $1,982
        Central States Inc.               Receivables      11/13/13     10.50%       238,888       $1,389
        Small Business Administration     Building         12/16/18     5.86%        236,443       $1,748
                                                                                   ----------

        Total long term debt                                                         617,266

        Less current portion                                                        (139,433)
                                                                                   ----------

        Long term portion                                                           $477,833
                                                                                   ==========

In addition, the Company, through its wholly owned subsidiary Health-Pak Inc., is committed to various non-cancelable leases for equipment. The assets and liabilities of the capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset purchased. The capital leased assets are amortized over the term of the lease or the estimated useful life of the asset, whichever is less. At August 31, 2001, total future minimum lease payments under capital leases is as follows:

                  2001                                                       $54,013
                  2002                                                         1,019
                                                                          -----------

           Total minimum lease payments                                      $55,032

           Less amounts representing interest                                 (4,899)
                                                                          -----------

           Present value of net minimum lease payments                       $50,133
                                                                          ===========

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

In addition, the Company, through its wholly owned subsidiary Health-Pak Inc., has unsecured notes payables and bank loans as follows:

                     Lender                      Collateral          Mat. Date     Int. Rate    Principal
        UIDC note pay (Bankcorp)                                     Demand                        $10,000
        LC HSBC                                                      Demand                         36,341
        Advances from individuals                                    Demand                         46,199
                                                                                                -----------

        Total bank loans and other notes payable                                                   $92,540
                                                                                                ===========

Note 5. Income Taxes

           Provision for income taxes is comprised of the following:




           Net loss before provision for income taxes                                                 ($829,648)
                                                                                                    ============


           Current tax expense:

           Federal                                                                                           $0
           State                                                                                              0
                                                                                                    ------------

           Total                                                                                             $0

           Less deferred tax benefit:

           Loss carryforward                                                                         (2,084,048)
           Allowance for recoverability                                                               2,084,048
                                                                                                    ------------

           Provision for income taxes                                                                        $0
                                                                                                    ============


           A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:


           Statutory U.S. federal rate                                                                       34%
           Statutory state and local income tax                                                              10%
           Loss carryforward                                                                                -44%
                                                                                                    ------------

           Effective rate                                                                                     0%
                                                                                                    ============


           Deferred income taxes are comprised of the following:


           Loss carryforward                                                                         $2,084,048
           Allowance for recoverability                                                              (2,084,048)
                                                                                                    ------------

           Deferred tax benefit                                                                              $0
                                                                                                    ============



Note 6. Related Party Transactions

During the quarter ended August 31, 2001, the president and major shareholder advanced the Company $870,100 for operations at no stated interest.

Item 2,  Management's Discussion and Analysis or Plan of Operation

Background.

Life Energy and Technology Holdings, Inc. (the Company), formerly Health-Pak, Inc., is a Delaware corporation organized in December 1987. On December 4, 2000, the Company acquired Life Ireland, a company organized in November 2000 in the Republic of Ireland. Life became a wholly owned subsidiary of the Company. Upon the conclusion of the merger transaction, the Company changed its name from Health-Pak, Inc. to Life Energy and Technology Holdings, Inc.

The acquisition has been accounted for as a reverse acquisition of the Company by Life. Life Ireland was deemed the accounting acquirer in the transaction. Pursuant to the acquisition agreement, the former business operations of Health-Pak, Inc., including its then wholly owned subsidiary, were discontinued. Consequently, in the opinion of management, any comparative discussion of the Company's present financial condition to the financial conditions prior to the acquisition of Life Ireland would be meaningless and would most likely result in confusion to the reader. Anyone interested in the prior operations of the Company is referred to the Company's 10-QSB and 10-KSB Reports filed with the Commission prior to December 2000. The discussion herein relates solely to the financial condition of the Company following its acquisition of Life Ireland and the discontinuance of Health-Pak New York.

General Statement: Factors That May Affect Future Results.

With the exception of historical information, the matters discussed herein contain forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates," "expects," "believes," "plans," "could," and similar words and phrases. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include but are not limited to the following:

* Inability of the Company to secure additional financing;

* Unexpected economic changes in the Russia, northern Africa, and the United States; and

* The imposition of new restrictions or regulations by government agencies that affect the Company's waste disposal process.

To the extent possible, the following discussion will highlight the activities solely of the Company's efforts in developing and marketing the Biosphere Process'TM' systems for the period from June 1, 2001 through August 31, 2001.

I. Consolidated Results of Operations.

During the period of effective operations, commencing with the merger date of December 4, 2000 and continuing through August 31, 2001, the Company has had no sales. Furthermore, management does not anticipate any revenues until the second quarter of fiscal 2002.

General and administrative expenses for the period were $734,718, of which $503,263 was for salaries. Other general and administrative costs include the following:

                   Promotion                                      $4,167
                   Consulting                                     29,643
                   Professionals                                  41,084
                   Office costs                                    8,927
                   Travel                                         49,707
                   Depreciation                                   97,927
                                                           --------------

                   Total                                        $231,455
                                                           ==============

Consulting and professional fees were primarily associated with the Company's annual reporting requirements at May 31, 2001. Promotion fees are the costs of promoting the Biosphere Process'TM' systems to various government entities, principally in Africa and the Middle East. Travel costs include the expenses of travelling to these areas of the world and travel between the home office in Utica, New York and Ireland. Depreciation of the Company's initial Biosphere Process'TM' system and office equipment was $97,927.

As a result, the loss from continuing operations was $734,718. The Company recognized a loss of $120 from its investment in Life Energy Natural Resources Inc. (LENR) a joint venture with a Swiss corporate partner, of which the Company has a 40% interest. LENR trades commodity products and has procured five million tons of pulverized fuel ash (PFA) from a Russian power station for resale in the United Kingdom. The Company was assigned an additional 60% interest from its Swiss corporate power of the profits to be earned by LENR from its project known as PH-72 and from the resale of all energy-related commodity products. With respect to the project known as PH-72, LENR has acquired the right to sell and otherwise deal with certain oil and gas reserves located in the country of Cameroon, but excluding all rights to act as operator thereof. As of the date of this Report, management cannot determine when, or the extent of, revenues from its investment in LENR will be realized.

Interest expense of $94,810 is due to notes payable of $4,370,000 at 8.50% interest issued to the original shareholders of Life, who, upon the merger of December 4, 2000 became shareholders of the Company. The notes mature in November 2003 and are unsecured.

The Company incurred a net loss for the period from its continuing operations of $829,648 or $0.04 per share for the quarter ended August 31, 2001. In addition, the Company incurred a loss from the discontinued operations of Health-Pak New York of $17,101.

II. Discussion of Financial Condition: Liquidity and Capital Resources

At August 31, 2001, the Company had a working capital deficit of $3,666,921.

On a consolidated basis, during the quarter ended August 31, 2001, the Company received approximately $870,000 from the president and major shareholder of the Company in advances for operations. The Company used approximately $507,000 to pay down the manufacturing vendor payable and $12,000 to upgrade the computer systems in the Ireland office. The balance was used to fund operations.

Total assets at August 31, 2001 were $27,128,726. Total shareholder equity was $16,882,699. The decrease in shareholder equity from May 31, 2001 to August 31, 2001 is solely the result of the loss from operations.

During the coming fiscal year, the Company projects significant additional expenditures in connection with the manufacture of the Company's already contracted Biosphere Process'TM' systems. The Company is currently obligated to purchase 50 machines for $250 million dollars of which the Company has already paid a 20% deposit. In addition the Company is concluding contract discussions for an additional 2000 Biosphere Process'TM' systems, which will, when fully manufactured, require the Company to expend an additional $10 billion dollars. Management expects to meet these financial commitments through a combination of traditional bank credit facilities, several of which are presently being negotiated by management; internally generated revenues from the lease of Biosphere systems that will be delivered and operating (the Company expects to generate revenues of approximately $83,000 per month per unit delivered over an anticipated 15 year lease); and the issuance of additional Company securities. As of the date of this Report, however, management has not concluded any credit facilities with any financial institution

III.  Inflation.

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

IV  Trends Affecting Liquidity, Capital Resources and Operations

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


(a)      Exhibits:         None.


(b)      Reports on Form 8-KSB:  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED: October 9, 2001

                                    LIFE ENERGY & TECHNOLOGY HOLDINGS INC.


                                    By /s/ Christopher A. McCormack
                                       --------------------------------------
                                           Christopher A. McCormack
                                           President
                                           Chief Operating Officer





                          STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as.......................'TM'