Form 10QSB/A
period 2001-08-31
LIFE ENERGY & TECHNOLOGY HOLDINGS INC
filed 2001-10-11
CIK 840823

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

As a result, the loss from continuing operations was $734,718. The Company recognized a loss of $120 from its investment in Life Energy Natural Resources Inc. (LENR) a joint venture with a Swiss corporate partner, of which the Company has a 40% interest. LENR trades commodity products. As of the date of this Report, management cannot determine when, or the extent of, revenues from its investment in LENR will be realized.

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