Form 10QSB
period 2001-11-30
LIFE ENERGY & TECHNOLOGY HOLDINGS INC
filed 2002-01-14
CIK 840823

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Quarter Ended November 30, 2001

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

YES X    NO ___

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

Class                                       Outstanding at January 10, 2002
Common stock, $0.002 par value                      20,891,893


Part 1. Financial Information                                                   Page 3

  Item 1. Condensed Consolidated Financial Statements:

      Balance sheet as of November 30, 2001 and May 31, 2001                       F-1

      Statement of income (loss) for six months ended November 30, 2001            F-2

      Statement of cash flows for six months ended November 30, 2001               F-3

      Statement of changes in shareholders equity for the period June 1, 2001
      through November 30, 2001                                                    F-4

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

On December 4, 2000, the Company acquired Life Energy & Technology Holdings. a corporation organized under the laws of the Republic of Ireland ("LETH Ireland"), and changed its name to Life Energy & Technology Holdings Inc. Pursuant to the acquisition agreement; the former business operations of Health-Pak, Inc., also a wholly owned subsidiary, were terminated and are being returned to the Liberatore family in exchange for the cancellation of a portion of the shares of common stock owned by the Liberatore family. Consequently, in the opinion of management, any comparative discussion of the Company's present financial condition to the financial conditions prior to the acquisition of LETH Ireland would be meaningless and would most likely result in confusion to the reader. Anyone interested in the prior operations of the Company is referred to the Company's 10-QSB and 10-KSB Reports filed with the Commission prior to December 2000. Also, see Note 6 to the financial statements that follow regarding the discontinued operation of Health-Pak New York. The discussion herein relates solely to the financial condition of the Company following its acquisition of Life and the discontinuance of Health-Pak New York.

                    Life Energy and Technology Holdings, Inc.
                           Consolidated Balance Sheets
                    As of November 30, 2001 and May 31, 2001

ASSETS                                                                                         Unaudited        Audited
                                                                                               30-Nov-01       31-May-01
  Current assets:
      Cash                                                                                        $1,899             $75
      Gross investment (net of unearned income)                                                  198,575               0
                                                                                             -----------     -----------
         Total current assets                                                                    200,474              75
  Property and equipment:
      Biosphere Process'TM'(1) Systems                                                                 0       9,587,910
      Land                                                                                     2,459,890       2,459,890
      Office equipment                                                                            27,895          15,895
      Accumulated depreciation                                                                    (5,602)        (15,578)
                                                                                             -----------     -----------
         Net property and equipment                                                            2,482,183      12,048,117
  Other assets:
      Advance to officer                                                                               0          19,303
      Investment in LENR                                                                         515,142         446,720
      Gross investment (net of unearned income)                                               11,798,806               0
      Equipment deposit                                                                       14,750,000      14,750,000
                                                                                             -----------     -----------
        Total assets                                                                         $29,746,605     $27,264,215
                                                                                             ===========     ===========
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:

     Accounts payable                                                                         $1,992,600      $2,500,000
     Salaries & benefits payable                                                               1,956,872       1,340,671
     Interest payable                                                                                  0           1,153
     Bank overdraft                                                                               50,337          45,328
                                                                                             -----------     -----------
         Total current liabilities                                                             3,999,809       3,887,152
     Notes payable                                                                             4,768,961       4,582,695
     Advances from officers                                                                    1,984,531         756,691
     Net liabilities of discontinued operations to be disposed of                                315,707         308,229
                                                                                             -----------     -----------
         Total liabilities                                                                    11,069,008       9,534,767
  Shareholders' Equity:
     Series A preferred stock, one share convertible to one share of common;
       no stated dividend, stated value $15, 10,000,000 shares authorized none issued                  0               0
     Series B preferred stock, one share convertible to one share of common;
       no stated dividend, stated value $10, 16,000,000 shares authorized,
       6,853,989 shares issued and outstanding                                                18,657,090      18,657,090
     Common stock, $.002 par value; authorized 100,000,000 shares,
      issued and outstanding 20,891,893 at 11/30/01 and 5/31/01                                   41,784          41,784
     Additional paid in capital                                                                4,500,579       4,500,579
     Accumulated deficit                                                                      (4,521,856)     (5,470,005)
                                                                                             -----------     -----------
         Total shareholders' equity                                                           18,677,597      17,729,448
                                                                                             -----------     -----------
         Total liabilities & shareholders' equity                                            $29,746,605     $27,264,215
                                                                                             ===========     ===========

See the accompanying notes to the financial statements.


--------
(1) Biosphere Process'TM' & Biosphere'TM' are copyright trademarks of the Life Energy Partnership 1995

                    Life Energy and Technology Holdings, Inc.
                 Unaudited Consolidated Statement of Operations
              For the Six and Three Months Ended November 30, 2001


                                                                                 6 Months            3 Months
                                                                              Ended 11/30/01      Ended 11/30/01

  Net sales                                                                     $11,997,381         $11,997,381
  Cost of sales                                                                  (9,381,634)         (9,381,634)
                                                                                -----------         -----------
  Gross profit                                                                    2,615,747           2,615,747
  General and administrative expenses:

  Salaries & benefits expense                                                     1,114,937             611,674
  Administration expense                                                            399,088             167,633
                                                                                -----------         -----------
      Total general and administrative expenses                                   1,514,025             779,307
                                                                                -----------         -----------
  Net income from operations                                                      1,101,722           1,836,440
  Other income (expense):
      Equity in earnings of LENR                                                    139,222             139,342
      Interest expense                                                             (285,315)           (190,505)
                                                                                -----------         -----------
  Net income before tax provision                                                   955,629           1,785,277
  Income tax provision                                                                    0                   0
                                                                                -----------         -----------
  Net income from continuing operations                                             955,629           1,785,277
  Income (loss) from discontinued operations                                         (7,480)              9,621
                                                                                -----------         -----------
  Net income                                                                       $948,149          $1,794,898
                                                                                ===========         ===========
  Net income per common share:

   Basic income from continuing operations                                            $0.05               $0.09
   Basic income from discontinued operations                                         ($0.00)              $0.00
                                                                                -----------         -----------
   Basic income per share                                                             $0.05               $0.09
                                                                                ===========         ===========
   Diluted income from continuing operations                                          $0.03               $0.06
   Diluted income from discontinued operations                                       ($0.00)              $0.00
                                                                                -----------         -----------
   Diluted income per share                                                           $0.03               $0.06
                                                                                ===========         ===========
  Weighted average of common shares outstanding:

   Basic                                                                         20,891,893          20,891,893
   Diluted                                                                       29,148,799          29,148,799

See the accompanying notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
                 Unaudited Consolidated Statement of Cash Flows
                   For the Six Months Ended November 30, 2001

Operating Activities:
  Net income from operations                                                   $955,629
  Adjustments to reconcile net loss items
    not requiring the use of cash:
     Depreciation                                                               196,300
     Equity in earnings of affiliate                                           (139,222)
     Net income recognized from sales type lease                             (2,615,747)
Changes in operating assets and liabilities:
     Accounts payable                                                                 0
     Due to affiliate                                                            70,800
     Interest payable                                                           185,113
     Salaries payable                                                           616,201
                                                                             ----------
Net cash used by operations                                                    (730,926)
Financing activities:

     Increase in bank overdraft                                                   5,009
     Advances from officers                                                     727,741
                                                                             ----------
Net cash provided by financing activities                                       732,750
                                                                             ----------
Net cash provided by continuing operations                                        1,824
Cash balance at June 1, 2001                                                         75
                                                                             ----------
Cash balance at November 30, 2001                                                $1,899
                                                                             ==========
Supplemental disclosures of cash flow information:
     Interest paid during the period (continuing operations)                         $0
     Interest paid during the period (discontinued operations)                  $13,210
     Income taxes paid during the period (continuing operations)                     $0
     Income taxes paid during the period (discontinued operations)                   $0

See the accompanying notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
       Unaudited Consolidated Statement of Changes in Shareholders' Equity
                   For the Six Months Ended November 30, 2001


                               Common       Common     Preferred    Preferred      Paid in      Accumulated       Equity
                               Shares     Par Value     Shares        Value        Capital        Deficit         Total

Balance at June 1, 2001        20,891,893     $41,784    6,853,989   $18,657,090   $4,500,579     ($5,470,005)    $17,729,448
Net income                                                                                            948,149         948,149
                               ----------     -------    ---------   -----------   ----------     -----------     -----------
Balance at November 30, 2001   20,891,893     $41,784    6,853,989   $18,657,090   $4,500,579     ($4,521,856)    $18,677,597
                               ==========     =======    =========   ===========   ==========     ===========     ===========











See the accompanying notes to the financial statements.

Life Energy and Technology Holdings, Inc.

Unaudited Notes to the Consolidated Financial Statements
For the Six Months Ended November 30, 2001

Note 1.  Nature of Business and Significant Accounting Policies

Life Energy and Technology Holdings, Inc. (the Company), is a Delaware State Corporation organized in December 1987.

The Company is the developer the Biosphere Process'TM'(2) System, which is an autonomous multifuel micro-power electricity generation system that the Company sells and leases to government entities and corporate clients worldwide. The current officers and principal shareholders of the Company completed the development of the Biosphere Process'TM' System in mid-year 2000, meeting and surpassing all environmental operations and emissions requirements in the Company's client markets. The Biosphere Process'TM' System, a mobile, modular, leasable, micro-power plant consumes and recycles 100% of traditional waste materials including municipal solid waste (MSW), agricultural or forestry wastes, industrial or medical wastes, animal wastes, and/or traditional fossil fuels (coal, oil, gas, peat) or oil industry wastes such as "wet gas" and produces clean, green, renewable electricity whilst at the same time significantly reducing harmful green house gas emissions. The Biosphere Process'TM' System offers local generating capacity for local consumption. The Company recognized its first sale's in November 2001 (see Revenue and Cost Recognition below)

Consolidation- the accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances have been eliminated.

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

Revenue and Cost Recognition- The Company recognizes sale revenues only upon delivery of the Biosphere Process'TM' System to the buyer. Leases of the Biosphere Process'TM' System are accounted for as a sales type lease and, accordingly, the sales revenue recorded is the net present value of the minimum lease payments using the interest rate implicit in the lease contract at lease inception. The net of the total minimum lease payments to be received on the lease and the unamortized present value of unearned income is recorded in the balance sheet as "gross investment".

Cash and Cash Equivalents- For the purpose of computing the changes in cash flows for the fiscal year, cash equivalents include cash and highly liquid short-term investments with maturities of three months or less.


----------------
(2) Biosphere Process'TM' & Biosphere'TM' are copyright trademarks of the Life Energy Partnership 1995.

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

Note 2. Earnings Per Share

The Company applies SFAS No. 128, Earnings Per Share, to determine net income per share. In accordance with SFAS No. 128, basic net income per share has been computed based on the weighted average of common shares outstanding during the period and fully diluted income per share that includes the effects of common stock equivalents, such as common stock warrants and options outstanding. As of November 30, 2001, the common stock warrants outstanding and the convertible preferred stock outstanding are convertible into 14,947,739 shares of common stock or the equivalent of 8,256,906 common stock equivalents.

All of the net income reported in the financial statements is available to common shareholders.

Note 3. Sales of Biosphere Process'TM' Systems

In November 2001, the Company leased the first two (2) of fifty (50) Biosphere Process'TM' Systems (pursuant to a May 2001 lease contract) for deployment and use in the Middle East. The lease term is for 25 years and calls for minimum monthly payments of $170,000 beginning within 120 days of lease inception with recurring monthly payments thereafter. The Company recorded the transaction as a sales type lease and therefore recognized sales revenues $11,997,381, which is the net present value (NPV) of the lease payments to be received discounted at the interest rate implicit in the lease contract, or 6.68%.

Note 4. Income Taxes

      Provision for income taxes is comprised of the following:

      Net income before provision for income taxes                                                $955,629
                                                                                                  ========
      Current tax expense:
      Federal                                                                                           $0
      State                                                                                             $0
                                                                                               -----------
      Total                                                                                             $0

      Less deferred tax benefit:

      Loss carry forward                                                                        (1,964,086)
      Sales type lease income                                                                   (1,223,874)
      Allowance for recoverability                                                               3,187,960
                                                                                               -----------
      Provision for income taxes                                                                        $0
                                                                                               ===========
      A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:
      Statutory U.S. federal rate                                                                       34%
      Statutory state and local income tax                                                              10%
      Loss carry forward                                                                               -44%
                                                                                               -----------
      Effective rate                                                                                     0%
                                                                                               ===========
      Deferred income taxes are comprised of the following:
      Loss carry forward                                                                        $1,964,086
      Sales type lease income                                                                    1,223,874
      Allowance for recoverability                                                              (3,187,960)
                                                                                               -----------
      Deferred tax benefit                                                                              $0
                                                                                               ===========

Note 5. Related Party Transaction

Through November 30, 2001, the President and Chief Executive Officer advanced the Company $1,984,531 for operations at no stated interest. Beginning in December 2001, the Company will pay interest on the advances from the President at 8.50%.

Note 6.  Discontinued Operations

The former business operations of the Company, conducted through its wholly owned subsidiary, Health-Pak, Inc. (a New York corporation), were discontinued. Financial information of the discontinued operations is as follows:

Balance Sheet

                                                                                      11/30/01       5/31/01
                                                                                      --------       -------
           ASSETS
             Current assets:
                Cash                                                                    $15,763      $2,970
                Accounts receivable (net of allowance for bad debt, $30,000 at
                  5/31/01 and $34,000 at 8/31/01)                                       108,156     136,433
                Inventory                                                               165,466     153,748
                                                                                     ----------   ----------
                    Total current assets                                                289,385     293,151
             Property and equipment:
                Land                                                                    200,000     200,000
                Building                                                              1,116,027   1,116,027
                Machinery & equipment                                                   323,451     323,451
                Leasehold improvements                                                  136,598     133,598
                Office equipment                                                         76,493      76,493
                Automotive equipment                                                     21,021      21,021
                Less accumulated depreciation                                          (435,629)   (420,496)
                                                                                     ----------  ----------
                    Net property and equipment                                        1,437,961   1,450,094
                                                                                     ----------  ----------
          Total Assets                                                               $1,727,346  $1,743,245
                                                                                     ==========  ==========
           LIABILITIES & SHAREHOLDERS' EQUITY
             Current liabilities:
                Accounts payable                                                       $590,603    $613,859
                Payroll and sales taxes payable and accrued expenses                    271,797     234,447
                Bank loans payable                                                       36,341     123,086
                Notes payable                                                            56,199      56,199
                Current portion of mortgages and capital leases                         268,502     193,446
                Bank overdrafts                                                           1,905      14,046
                                                                                     ----------  ----------
                    Total current liabilities                                         1,225,347   1,235,083
                Long term portion of mortgages and capital leases                       398,896     474,205
                Loans payable, officers                                                  81,926       5,300
                Net liabilities of discontinued operations to be disposed of            336,885     336,885
             Shareholders' Equity:
                Common stock                                                            $11,384     $11,384
                Accumulated deficit                                                    (327,092)   (319,612)
                                                                                     ----------  ----------
                      Total shareholders' equity                                       (315,708)   (308,228)
                                                                                     ----------  ----------
           Total liabilities & shareholders' equity                                  $1,727,346  $1,743,245
                                                                                     ==========  ==========


Income Statement

                                                                                   6/1/01 to
                                                                                    11/30/01
          Net sales                                                                 $539,563
          Cost of sales                                                             (278,439)
                                                                                    --------
          Gross profit                                                               261,124
          General and administrative expenses:
          Administration expense                                                     270,381
                                                                                    --------
              Total general and administrative expenses                              270,381
                                                                                    --------
          Loss from operations                                                        (9,257)
          Other income (expense):
              Rental Income                                                           14,987
              Interest expense                                                       (13,210)
                                                                                    --------
          Net loss                                                                   ($7,480)
                                                                                    ========

Item 2.  Management's Discussion and Analysis or Plan of Operation

Background.

Life Energy and Technology Holdings, Inc. (the Company), formerly Health-Pak, Inc., is a Delaware corporation organized in December 1987. On December 4, 2000, the Company acquired LETH Ireland, a company organized in November 2000 in the Republic of Ireland. LETH Ireland became a wholly owned subsidiary of the Company. Upon the conclusion of the merger transaction, the Company changed its name from Health-Pak, Inc. to Life Energy and Technology Holdings, Inc.

The acquisition has been accounted for as a reverse acquisition of the Company by LETH Ireland. LETH Ireland was deemed the accounting acquirer in the transaction. Pursuant to the acquisition agreement, the former business operations of Health-Pak, Inc., including its then wholly owned subsidiary, were discontinued. Consequently, in the opinion of management, any comparative discussion of the Company's present financial condition to the financial conditions prior to the acquisition of LETH Ireland would be meaningless and would most likely result in confusion to the reader. Consequently such prior information has been eliminated from this Report. Anyone interested in the prior operations of the Company is referred to the Company's 10-QSB and 10-KSB Reports filed with the Commission prior to December 2000. The discussion herein relates solely to the financial condition of the Company following its acquisition of LETH Ireland and the discontinuance of Health-Pak New York.

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

To the extent possible, the following discussion will highlight the activities solely of the Company's efforts in developing and marketing the Biosphere Process'TM' Systems for the period from June 1, 2001 through November 30, 2001.

I. Consolidated Results of Operations.

Comparison of operating results:

Six months consolidated sales, gross profit, and net income:

During the period, the Company experienced its first sales of Biosphere Process System. During the second quarter of fiscal 2002, the Company's consolidated gross sales were $11,997,381. Pursuant to the Company's revenue recognition policies, gross sales recorded during this period is equal to the net present value of the lease payments of the Biosphere Process'TM' Systems to be received over the next 25 years discounted at 6.68%, which is the interest rate implicit in the contract. The Biosphere Process'TM' Systems are leased to a holding company for deployment in the Middle East.

The two Biosphere Process'TM' Systems sold, which are the initial two (2) Systems to be supplied pursuant to a May 2001 lease contract for the lease of fifty (50) Biosphere Process'TM' Systems in total, had previously been used by the Company as display models. The depreciated cost of these Systems up to the point of the sale/lease contract was $9,381,634. Consequently, gross profit on the sale of these two Biosphere Process'TM' Systems totaled $2,615,747, or 21.80%. Management expects sales to increase significantly over the next two quarters based upon anticipated deliveries under existing contracts as well as expected sales of additional Systems under contracts currently being negotiated. Over the near term, the Company has agreed to sell two Biosphere Process'TM' Systems for deployment in Thailand for $12 million in the coming quarter and expects to sell another six (6) Biosphere Process'TM' Systems by fiscal year end.

In order to facilitate and meet the growing contract demand for Biosphere Process'TM' Systems, management has begun negotiations for the lease of an approximately 350,000 square foot facility in Rome, New York. Of course, these negotiations are still in their early stages and management cannot neither give any assurance that it will be able to acquire this facility nor can it estimate the capital expenditure that will be required if it successful in this acquisition as of the date of this Report.

General and administrative expenses for the period were $1,514,025, of which $1,114,937 was for salaries.

Other general and administrative costs include the following:

                  Promotion                                 $4,167
                  Consulting                                33,278
                  Professionals                             58,626
                  Office costs                              25,508
                  Travel                                    81,209
                  Depreciation                             196,300
                                                          --------
                  Total                                   $399,088
                                                          ========

Travel costs include the expenses of travelling to those areas of the world where the Company is now active or plans to sell Systems, including Russia, the Middle East, Africa, Asia and the Far East. In addition, travel costs between the home office in Utica, New York and Dublin, Ireland is also included in this figure.

Income from continuing operations was $1,101,722. The Company recognized a gain of $139,222 from its investment in Life Energy Natural Resources Inc. (LENR) a joint venture with a Swiss corporate partner, of which the Company owns a 40% equity interest. However, the Company, through an assignment agreement with its partner, is entitled to 100% of the profits from the sale of this LENR Portland Plus'TM'. Four thousand tons of LENR Portland Plus'TM'(3) was sold during the second quarter for approximately $39 per ton. The Company is in discussions with a Middle Eastern based client to sell the balance of the LENR Portland Plus'TM', which stock now extends to 35 million tons.

Interest expense of $285,315 resulted from notes payable of $4,370,000 at 8.50%. The notes mature in November 2003 together with 8.50% interest on the principal and are unsecured.

Management expects interest expense to increase an additional $42,000 next quarter as a result of agreeing to pay the President and Chief Executive of the Company 8.50% on funds advanced to the Company for operations starting in December 2000. See Note 5 of the accompanying financial statements.

Net income from continuing operations for the six months ended November 30, 2001 was $955,629, or $0.05 per share, or $0.03 per share fully diluted.

During the period, loss from discontinued operations was $7,480. The Company continues to negotiate the transfer of Health-Pak, Inc New York, to the Liberatore family pursuant to its prior agreement. Anthony Liberatore is a current officer of the Company with responsibility for North American operations, as well as being a shareholder of the Company. Health-Pak, Inc, which currently is in Chapter 11, continues to operate. The Company is waiting for final approval of the bankruptcy court to effect the transfer. Management cannot estimate, nor can it guarantee, when this approval will be


---------------
(3) Portland Plus'TM' is a registered trademark of Life Energy Natural Resources Ltd.

forthcoming. However, for purposes of presentment of financial information for the Company, the operations of Health-Pak New York have been excluded from the accompanying financial statements.

Three months consolidated sales, gross profit, and net income:

The Company recognized the first sale of its products (Biosphere Process'TM' Systems) during the second quarter and as a result recorded its first sales revenues. See the six-month discussion above for a description of sales revenues and gross profits.

General and administrative expenses for the second quarter were $779,307, of which $611,674 represented salaries.

Other general and administrative costs include the following:

                Promotion                                    $0
                Consulting                                3,635
                Professionals                            17,542
                Office costs                             16,581
                Travel                                   31,502
                Depreciation                             98,373
                                                       --------
                Total                                  $167,633
                                                       ========

Income from continuing operations during the second quarter was $1,836,440. The Company recognized a gain of $139,222 from its investment in LENR. The sale of four thousand tons of LENR Portland Plus'TM' discussed above occurred during the second quarter.

Interest expense during the second quarter of $190,505 was due to notes payable of $4,370,000 at 8.50% interest. The notes mature in November 2003 together with 8.50% interest on the principal and are unsecured.

Net income from continuing operations for the three months ended November 30, 2001 was $1,785,277, or $0.09 per share, or $0.06 per share, fully diluted.

Income from discontinued operations for the quarter was $9,621.

II. Discussion of Financial Condition: Liquidity and Capital Resources

At November 30, 2001, the Company had a working capital deficit of $3,799,335 as compared to a deficit of $3,887,077 at the beginning of the fiscal year. The increase in working capital is the result of recognizing the current portion of lease payments to be received within the next year, net of unearned income to be recognized within the coming year.

Cash on hand was $1,899 at November 30, 2001 as compared to $75 at May 31, 2001.

On a consolidated basis the Company received approximately $728,000 from the President and Chief Executive of the Company in advances for operations. In addition, the President has directly paid approximately $1,257,000 of costs for the Company. Most of the payments made by the President are for expenses, travel reimbursements, office equipment and $507,000 on the amount owed to the Biosphere Process'TM' Systems manufacturing vendor. The bank overdraft increased $5,000 for the six-month period. The Company's operations used approximately $731,000 during the period.

Total assets at November 30, 2001 were $29,746,605 as compared to $27,264,215 at May 31, 2001. Most of the increase was due to the sale of the two Biosphere Process'TM' Systems which resulted in a net gross profit of $2,615,747. Total shareholder equity was $18,677,597 compared to $17,729,448 at May 31, 2001. The increase in shareholder equity is the result of net income of $948,149 recognized during the six-month period.

During the coming fiscal year, the Company projects significant additional expenditures in connection with the manufacture of the Company's already contracted Biosphere Process'TM' Systems. The Company is currently obligated to complete the manufacture and purchase of and the subsequent delivery of 50 Biosphere Process'TM' Systems (pursuant to a May 2001 lease contract) for $250 million dollars of which the Company has already paid a 20% deposit of $50 million dollars for these 50 Systems. In addition the Company is concluding contract discussions for the leasing of an additional 2000 Biosphere Process'TM' Systems, which will, when fully manufactured, entail the Company expending an additional $10 billion dollars in manufacturing costs.

III.  Inflation.

Management anticipates that inflation will not have a material effect on the Company's operations in the future. This is principally due to two factors. First, if orders for Biosphere Process Systems'TM' increase because of inflation, the Company will be able to find additional subcontract resources to manufacture this product in Poland and Russia where there is an abundance of skilled labor which is presently under employed. The Company has already planned for this contingency. The Company also has plans to develop its own manufacturing resources in Utica New York, where the Company already owns 43,000 sq. feet of manufacturing space with 10,000 sq. feet of modern fully serviced support offices, should the need occur. The Company is currently in ongoing discussions to subcontract additional manufacturing and assembly in Thailand to service clients in the North and South East Asian markets. Second, should price increases occur because of inflation, management believes that the ongoing requirement for competitive environmentally responsible electrical power generation allied to waste disposal concerns for both MSW, industrial and medical, agricultural and forestry wastes, and oil industry waste streams worldwide will significantly outweigh any negative impact of price increases and would not affect the Company's projected sales for Biosphere Process'TM' Systems. Additionally, the waste disposal and recycling markets have historically been best able to pass on increased costs. The Company is developing the Biosphere Process'TM' Systems to operate on traditional fossil fuel feedstock's specifically for jurisdictions where such resources are abundant and cheap. Finally the financial viability of the Biosphere Process'TM' System in operation with lease clients is further assured by the production of saleable electricity and other recyclables by the Biosphere Process'TM' System, while in addition generating saleable green energy credits for the Company. The Company, while it sells and leases its Biosphere Process'TM' Systems, retains the absolute ownership and right to sell, barter, trade or otherwise negotiate the green energy credits that the Biosphere Process'TM' Systems generate in operation, for 25 years from the date of delivery on each Biosphere Process'TM' System.

IV  Trends Affecting Liquidity, Capital Resources and Operations

A number of factors are expected to impact the Company's liquidity, capital resources and future operations. Included among these are environmental concerns, governmental regulation of the environment and the Company's products, and the growing concern in many industries about controlling the disposal of waste in landfills.

Management believes that environmental regulations will increase demand for the Company's products and will significantly expand the Company's markets. Based upon recent increased costs to dispose of or otherwise remediate traditional waste materials allied to a growing World Wide appreciation of the fragility of the environment, the finite nature of fossil fuel reserves, and the political costs associated with an ever increasing dependence on an oil based economy for electricity production, management believes that the most significant of its new markets will be companies and municipalities looking for alternatives to landfills, alternatives to traditional fossil fuels for electricity generation, foreign governments seeking partial or total energy independence, and governments seeking to parallel environmental remediation with import substitution and allied balance of foreign payments improvements.

Management also believes that perhaps the most significant impact upon its liquidity, capital resources and future operations may result from economic and social pressures to both remediate national waste disposal problems and supply ongoing increased electricity demand in an environmentally responsible manner. Spearheaded by environmental concerns, the electricity generation industry worldwide like the entire waste disposal industry has come under increasing pressure and scrutiny to operate in a sustainable, environmentally responsible and efficient manner.

The Company has developed its Biosphere Process'TM' System to meet public demand and market conditions Management believes that this equipment will not only address the economic concerns but also the environmental issues of power generation, finite fossil fuel reserve preservation, and waste disposal, caused by inexorable worldwide population and industrial growth.

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

DATED: January 11, 2002

                              LIFE ENERGY & TECHNOLOGY HOLDINGS INC.

                              By /s/ Dr Christopher A. McCormack
                                 ------------------------------------
                                     Christopher A. McCormack
                                     President & Chief Executive Officer



                          STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as..........................'TM'