Form 10QSB
period 2002-02-28
LIFE ENERGY & TECHNOLOGY HOLDINGS INC
filed 2002-04-19
CIK 840823

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Quarter Ended February 28, 2002

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

YES X    NO
   ---      ---
Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

Class                                             Outstanding at April 16, 2002
Common stock, $0.002 par value                               20,891,893

                                                                                           Page
Part I. Financial Information

     Item 1. Condensed Consolidated Financial Statements:

             Balance sheet as of February 28, 2002 and May 31, 2001                           F-1

             Statement of income (loss) for nine months ended February 28, 2002               F-2

             Statement of cash flows for nine months ended February 28, 2002                  F-3

             Statement of changes in shareholders equity for the period June 1, 2001
             through February 28, 2002                                                        F-4

             Notes to consolidated financial statements                               F-5 to F-11

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

On December 4, 2000, the Company acquired Life Energy & Technology Holdings, a corporation organized under the laws of the Republic of Ireland ("LETH Ireland"), and changed its name to Life Energy & Technology Holdings Inc. Pursuant to the acquisition agreement; the former business operations of Health-Pak, Inc., also a wholly owned subsidiary, were terminated and are being returned to the Liberatore family in exchange for the cancellation of a portion of the shares of common stock owned by the Liberatore family. Consequently, in the opinion of management, any comparative discussion of the Company's present financial condition to the financial conditions prior to the acquisition of LETH Ireland would be meaningless and would most likely result in confusion to the reader. Anyone interested in the prior operations of the Company is referred to the Company's 10-QSB and 10-KSB Reports filed with the Commission prior to December 2000. Also, see Note 6 to the financial statements that follow regarding the discontinued operation of Health-Pak New York. The discussion herein relates solely to the financial condition of the Company following its acquisition of Life and the discontinuance of Health-Pak New York.

                    Life Energy and Technology Holdings, Inc.
                           Consolidated Balance Sheets
                    As of February 28, 2002 and May 31, 2001

ASSETS
                                                                                28-Feb-02         31-May-01
  Current assets:
      Cash                                                                     $     3,278       $        75
      Gross investment (net of unearned income)                                    148,931                 0
                                                                               -----------       -----------
         Total current assets                                                      152,209                75
  Property and equipment (net of accumulated depreciation
      of $7,893 at 2/28/02 and $15,578 at 2/28/01)                               2,479,892        12,048,117
  Other assets:
      Advance to officer                                                                 0            19,303
      Investment in subsidiary                                                     687,526           446,720
      Gross investment (net of unearned income)                                 11,798,806                 0
      Equipment deposit                                                         14,750,000        14,750,000
                                                                               -----------       -----------
        Total assets                                                           $29,868,433       $27,264,215
                                                                               ===========       ===========
LIABILITIES & SHAREHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                                          $ 1,525,715       $ 2,500,000
     Salaries & benefits payable                                                 3,071,937         1,340,671
     Deferred revenue                                                              260,000                 0
     Interest payable                                                                    0             1,153
     Bank overdraft                                                                 50,337            45,328
                                                                               -----------       -----------
         Total current liabilities                                               4,907,989         3,887,152
     Notes payable                                                               4,860,552         4,582,695
     Due to affiliate                                                              250,732                 0
     Advances from officer                                                       1,268,489           756,691
     Net liabilities of discontinued operations to be disposed of                  326,068           308,229
                                                                               -----------       -----------
         Total liabilities                                                      11,613,830         9,534,767
  Shareholders' Equity:
     Series A preferred stock, one share convertible to one share of common;
       no stated dividend, stated value $15, 10,000,000 shares authorized
       none issued                                                                       0                 0
     Series B preferred stock, one share convertible to one share of common;
       no stated dividend, stated value $10, 16,000,000 shares authorized,
       6,853,989 shares issued and outstanding                                  18,657,090        18,657,090
     Common stock, $.002 par value; authorized 100,000,000 shares,
      issued and outstanding 20,891,893 at 2/28/02 and 5/31/01                      41,784            41,784
     Additional paid in capital                                                  4,500,579         4,500,579
     Accumulated deficit                                                        (4,944,850)       (5,470,005)
                                                                               -----------       -----------
         Total shareholders' equity                                             18,254,603        17,729,448
                                                                               -----------       -----------
         Total liabilities & shareholders' equity                              $29,868,433       $27,264,215
                                                                               ===========       ===========

See the notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
                 Unaudited Consolidated Statement of Operations
   For the Nine and Three Months Ended February 28, 2002 and February 28, 2001

                                                      9 Months         9 Months          3 Months         3 Months
                                                       2/28/02          2/28/01           2/28/02          2/28/01
Net sales                                           $11,997,381               $0                $0               $0
Cost of sales                                        (9,381,634)               0                 0                0
                                                    -----------      -----------         ---------      -----------
Gross profit                                          2,615,747                0                 0                0
General and administrative expenses:
Salaries & benefits expense                           1,666,279          716,745           551,342          716,745
Administration expense                                  445,941          499,308            46,853          499,308
                                                    -----------      -----------         ---------      -----------
    Total general and administrative expenses         2,112,220        1,216,053           598,195        1,216,053
                                                    -----------      -----------         ---------      -----------
Net income from operations                              503,527       (1,216,053)         (598,195)      (1,216,053)
Other income (expense):
    Equity in earnings of subsidiary                    240,806                0           101,584                0
    Amortization of unearned income                     200,356                0           200,356                0
    Interest expense                                   (401,694)        (119,068)         (116,379)        (119,068)
                                                    -----------      -----------         ---------      -----------
Net income before tax provision                         542,995       (1,335,121)         (412,634)      (1,335,121)
Income tax provision                                          0                0                 0                0
                                                    -----------      -----------         ---------      -----------
Net income from continuing operations                   542,995       (1,335,121)         (412,634)      (1,335,121)
Income (loss) from discontinued operations              (17,840)        (112,441)          (10,360)        (112,441)
                                                    -----------      -----------         ---------      -----------
Net income                                             $525,155      ($1,447,562)        ($422,994)     ($1,447,562)
                                                    ===========      ===========         =========      ===========
Net income per common share:
 Basic income from continuing operations                  $0.03           ($0.17)           ($0.02)          ($0.17)
 Basic income from discontinued operations               ($0.00)          ($0.01)           ($0.00)          ($0.01)
                                                    -----------      -----------         ---------      -----------
 Basic income per share                                   $0.03           ($0.18)           ($0.02)          ($0.18)
                                                    ===========      ===========         =========      ===========
 Diluted income from continuing operations                $0.02           ($0.17)           ($0.02)          ($0.17)
 Diluted income from discontinued operations             ($0.00)          ($0.01)           ($0.00)          ($0.01)
                                                    -----------      -----------         ---------      -----------
 Diluted income per share                                 $0.02           ($0.18)           ($0.02)          ($0.18)
                                                    ===========      ===========         =========      ===========
Weighted average of common shares outstanding:
 Basic                                               20,891,893        7,682,022        20,891,893        7,682,022
 Diluted                                             28,511,109        7,682,022        20,891,893        7,682,022

See the notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
                 Unaudited Consolidated Statement of Cash Flows
                   For the Nine Months Ended February 28, 2002

                                                                           9 Months         9 Months
                                                                           2/28/02          2/28/01
Operating Activities:
  Net income from continuing operations                                    $542,995       ($1,335,121)
  Adjustments to reconcile net loss items
    not requiring the use of cash:
     Depreciation                                                           198,591            65,193
     Equity in earnings of affiliate                                       (240,806)                0
     Net income recognized from sales type lease                         (2,615,747)                0
     Amortization of unearned income                                       (200,356)                0
     Compensation expense                                                         0           175,579
Changes in operating assets and liabilities:
     Gross investment (net of unearned income)                              250,000                 0
     Accounts payable                                                      (974,286)                0
     Interest payable                                                       276,704           119,068
     Deferred revenue                                                       260,000                 0
     Due to affiliate                                                       250,732                 0
     Salaries payable                                                     1,731,266           783,892
                                                                         ----------       -----------
Net cash used by operations                                                (520,907)         (191,389)
Investing activities
     Purchase of office equipment & furniture                                     0                 0
                                                                         ----------       -----------
Net cash used by investing activities                                             0                 0
                                                                         ----------       -----------
Financing activities:
      Increase in bank overdraft                                              5,009            29,345
      Advances from officers                                                519,101           162,044
                                                                         ----------       -----------
Net cash provided by financing activities                                   524,110           191,389
                                                                         ----------       -----------
Net cash provided by continuing operations                                    3,203                 0
Cash balance at beginning of the period                                          75                 0
                                                                         ----------       -----------
Cash balance at end of the period                                            $3,278                $0
                                                                         ==========       ===========
Supplemental disclosures of cash flow information:
     Interest paid during the period (continuing operations)                     $0                $0
     Interest paid during the period (discontinued operations)              $11,034           $39,686
     Income taxes paid during the period (continuing operations)                 $0                $0
     Income taxes paid during the period (discontinued operations)               $0                $0

See the notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
       Unaudited Consolidated Statement of Changes in Shareholders' Equity
                   For the Nine Months Ended February 28, 2002

                                       Common   Common    Preferred   Preferred     Paid in    Accumulated     Equity
                                       Shares  Par Value    Shares      Value       Capital      Deficit        Total
Balance at June 1, 2001             20,891,893  $41,784   6,853,989  $18,657,090  $4,500,579  ($5,470,005)  $17,729,448
Net income                                                                                         525,155      525,155
                                    ----------  --------  ---------  -----------  ----------  ------------  -----------
Balance at February 28, 2002        20,891,893  $41,784   6,853,989  $18,657,090  $4,500,579  ($4,944,850)  $18,254,603
                                    ==========  ========  =========  ===========  ==========  ============  ===========

See the notes to the financial statements.

Life Energy and Technology Holdings, Inc.

Unaudited Notes to the Consolidated Financial Statements
For the Nine Months Ended February 28, 2002

Note 1.  Nature of Business and Significant Accounting Policies

Life Energy and Technology Holdings, Inc. (the Company), is a Delaware State Corporation organized in December 1987.

The Company is the developer the Biosphere Process'TM'(1) System, which is an autonomous multifuel micro-power electricity generation system that the company sells and leases to government entities and corporate clients worldwide. The current officers and principal shareholders of the Company completed the development of the Biosphere Process'TM' System in mid-year 2000, meeting and surpassing all environmental operations and emissions requirements in the Company's client markets. The Biosphere Process'TM' System, a mobile, modular, leasable, micro-power plant consumes and recycles 100% of traditional waste materials including municipal solid waste (MSW), agricultural or forestry wastes, industrial or medical wastes, animal wastes, and/or traditional fossil fuels (coal, oil, gas, peat) or oil industry wastes such as "wet gas" and produces clean, green, renewable electricity whilst at the same time significantly reducing harmful green house gas emissions. The Biosphere Process'TM' System offers local generating capacity for local consumption. The Company recognized its first sale's in November 2001 (see Revenue and Cost Recognition below)

Consolidation- the accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances have been eliminated.

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

Revenue and Cost Recognition- The Company recognizes sale revenues only upon delivery of the Biosphere Process'TM' System to the buyer. Leases of the Biosphere Process'TM' System are accounted for as a sales type lease and, accordingly, the sales revenue recorded is the net present value of the minimum lease payments using the interest rate implicit in the lease contract at lease inception. The net of the total minimum lease payments to be received on the lease and the unamortized present value of unearned income is recorded in the balance sheet as "gross investment". The unearned income is amortized to the income statement using the interest rate method over the term of the lease.


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

Investment in Subsidiary- The Company owns a 40% interest in Life Energy Natural Resources Inc., a Swiss based company engaged in energy production. The Company accounts for this investment using the equity method. Accordingly, the investment is recorded at cost and adjusted for the Company's pro rata share of income or losses incurred by LENR. The pro rata share of the gain or loss is included in the statement of operations.

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

Note 2. Earnings Per Share

The Company applies SFAS No. 128, Earnings Per Share, to determine net income per share. In accordance with SFAS No. 128, basic net income per share has been computed based on the weighted average of common shares outstanding during the period and fully diluted income per share that includes the effects of common stock equivalents, such as common stock warrants and options outstanding. As of February 28, 2002, the Company had common stock warrants and convertible preferred stock outstanding that are convertible into 14,947,739 shares of common stock.

The treasury stock method is used to calculate the dilutive effect of stock options issued. The "if converted" method is used to determine the dilutive effect of the outstanding convertible preferred stock. All of the net income reported in the financial statements is available to common shareholders.

Net income per common share has been computed as follows:

                               2/28/02         2/28/02         2/28/01           2/28/01
                                Basic          Diluted          Basic            Diluted
Net income (loss)              $525,155        $525,155      ($1,447,562)      ($1,447,562)
                             ==========      ==========      ===========       ===========
Weighted average of
 shares outstanding          20,891,893      20,891,893        7,682,022         7,682,022
Weighted average of
 warrants outstanding                           765,227                            887,663
Weighted average of
 convertible preferred                        6,853,989                          6,853,989
                                             ----------      -----------       -----------
Total equivalent shares      20,891,893      28,511,109        7,682,022        15,423,674
                             ==========      ==========      ===========       ===========
Net income per share              $0.03           $0.02           ($0.19)           ($0.09)
                             ==========      ==========      ===========       ===========


Stock options or warrants that have exercise prices in excess of the average market price during the period are considered anti-dilutive and are not included in the calculation for net income per share. Warrants calculating to 887,663 common stock equivalents and 6,853,989 shares of convertible preferred stock calculating to 6,853,989 common stock equivalents were excluded from the calculation of earnings per share in the nine month period ended February 28, 2001 because their inclusion would be anti-dilutive.

Note 3. Income Taxes

   Provision for income taxes is comprised of the following:
                                                                                        2/28/02           2/28/01
   Net income (loss) before provision for income taxes                                  $542,995        (1,335,121)
                                                                                      ==========        ==========
   Current tax expense:
   Federal                                                                                    $0                $0
   State                                                                                       0                 0
                                                                                      ----------        ----------
   Total                                                                                      $0                $0
   Less deferred tax benefit:
   Net operating loss carry-forward                                                   (3,642,972)         (613,941)
   Allowance for recoverability                                                        3,642,972           613,941
                                                                                      ----------        ----------
   Provision for income taxes                                                                 $0                $0
                                                                                      ==========        ==========
   A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:
   Statutory U.S. federal rate                                                                34%               34%
   Statutory state and local income tax                                                       10%               10%
   Timing differences                                                                        -15%                0%
   Loss carry-forward                                                                        -29%              -44%
                                                                                      ----------        ----------
   Effective rate                                                                              0%                0%
                                                                                      ==========        ==========
   Deferred income taxes are comprised of the following:
   Loss carry-forward                                                                 $3,642,972          $613,941
   Allowance for recoverability                                                       (3,642,972)         (613,941)
                                                                                      ----------        ----------
   Deferred tax benefit                                                                       $0                $0
                                                                                      ==========        ==========


Note 4. Related Party Transaction

Through November 30, 2001, the President and Chief Executive Officer has advanced the Company $1,268,489 for operations. Beginning in December 2001, the Company pays interest on these advances at 8.50%.

Note 5. Property and Equipment

A summary of property and equipment at February 28, 2002 and February 28, 2001 is as follows:

                                                            2/28/02                  2/28/01
   Biosphere demonstration models                                 $0               $9,587,910
   Office equipment                                           27,894                   15,894
   Land                                                    2,459,890                2,459,890
   Accumulated depreciation                                   (7,893)                 (15,577)
                                                          -----------             ------------
   Total                                                  $2,479,891              $12,048,117
                                                          ===========             ============


Note 6. Deferred Revenues

In April 2001, the Company received $260,000 in prepaid lease payments. The Company will apply the payments to the biosphere leases in the fourth quarter.


Note 7. Due to Affiliate

Due to affiliates are amounts that have been received from the sale of Portland Plus'TM' for the benefit of Life Energy Natural Resources Inc.

Note 8.  Discontinued Operations

The former business operations of the Company, conducted through its wholly owned subsidiary, Health-Pak, Inc. (a New York corporation), were discontinued. Financial information of the discontinued operations is as follows:

Balance Sheet

                                                                                 2/28/02      5/31/01
                                                                               -----------  -----------
         ASSETS
           Current assets:
              Cash                                                                $17,331       $2,970
              Accounts receivable (net of allowance for bad debt)                  88,608      136,433
              Inventory                                                           164,678      153,748
                                                                               -----------  -----------
                  Total current assets                                            270,617      293,151
           Property and equipment:                                              1,437,961    1,450,094
                                                                               -----------  -----------
         Total Assets                                                          $1,708,578   $1,743,245
                                                                               ===========  ===========
         LIABILITIES & SHAREHOLDERS' EQUITY
           Current liabilities:
              Accounts payable                                                   $586,003     $613,859
              Payroll and sales taxes payable and accrued expenses                274,395      234,447
              Bank loans payable                                                   36,341      123,086
              Notes payable                                                        56,199       56,199
              Current portion of mortgages and capital leases                     268,502      193,446
              Bank overdrafts                                                           0       14,046
                                                                               -----------  -----------
                  Total current liabilities                                     1,221,440    1,235,083
              Long term portion of mortgages and capital leases                   398,896      474,205
              Loans payable, officers                                              77,426        5,300
              Net liabilities of discontinued operations to be disposed of        336,884      336,885
           Shareholders' Equity:
              Common stock                                                        $11,384      $11,384
              Accumulated deficit                                                (337,452)    (319,612)
                                                                               -----------  -----------
                   Total shareholders' equity                                    (326,068)    (308,228)
                                                                               -----------  -----------
         Total liabilities & shareholders' equity                              $1,708,578   $1,743,245
                                                                               ===========  ===========

Income Statement

                                                                         9 Months   9 Months
                                                                          2/28/02    2/28/01
   Net sales                                                             $762,835   $839,507
   Cost of sales                                                         (405,616)  (488,914)
                                                                         ---------  ---------
   Gross profit                                                           357,219    350,593
   General and administrative expenses:
   Administration expense                                                 388,512    393,880
                                                                         ---------  ---------
       Total general and administrative expenses                          388,512    393,880
                                                                         ---------  ---------
   Loss from operations                                                   (31,293)   (43,287)
   Other income (expense):
       Rental Income                                                       24,487     19,000
       Interest expense                                                   (11,034)   (50,362)
                                                                         ---------  ---------
   Net loss                                                              ($17,840)  ($74,649)
                                                                         =========  =========

Item 2. Management's Discussion and Analysis or Plan of Operation

Background.

Life Energy and Technology Holdings, Inc. (the Company), formerly Health-Pak, Inc., is a Delaware corporation organized in December 1987. On December 4, 2000, the Company acquired LETH Ireland which became a wholly-owned subsidiary of the Company. The acquisition has been accounted for as a reverse acquisition of the Company by LETH Ireland. LETH Ireland was deemed the accounting acquirer in the transaction. Pursuant to the acquisition agreement, the former business operations of Health-Pak, Inc., including its then wholly owned subsidiary, were discontinued. Consequently, in the opinion of management, any comparative discussion of the Company's present financial condition to the financial conditions prior to the acquisition of LETH Ireland would be meaningless and would most likely result in confusion to the reader. Consequently such prior information has been eliminated from this Report. Anyone interested in the prior operations of the Company is referred to the Company's 10-QSB and 10-KSB Reports filed with the Commission prior to December 2000. The discussion herein relates solely to the financial condition of the Company following its acquisition of LETH Ireland and the discontinuance of Health-Pak New York.

The Company's Common Stock presently trades in the United States on the Over-The-Counter "Bulletin Board" Market under the symbol "LETH." Effective March 18, 2002, the Company's shares also trade on the Frankfurt Exchange under the symbol "LFT."

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

I. Consolidated Results of Operations.

Comparison of operating results:

Nine months consolidated sales, gross profit, and net income:

During the first nine months of fiscal 2002, the Company's consolidated gross sales were $11,997,381 with a gross profit of $2,615,747, as compared to $-0-revenues and $-0- profit for the same period during the prior year. Pursuant to the Company's revenue recognition policies, gross sales recorded during this period is equal to the net present value of the lease payments of the Biosphere Process'TM' Systems to be received over the next 25 years discounted at 6.68%, which is the interest rate implicit in the contract. The Biosphere Process'TM' Systems are leased to a holding company for deployment in the Middle East. The systems sold were formerly the models used by the Company for demonstration purposes. The depreciated cost of the machines was $9,381,634. The Company recognized a gross profit of $2,615,747, or about 22%.

The two Biosphere Process'TM' Systems sold are the first two Systems to be supplied pursuant to a May 2001 lease contract for the lease of fifty (50) Biosphere Process'TM' Systems in total. These machines had previously been used by the Company as display models. Management expects sales to increase significantly over the next fiscal year based upon anticipated deliveries under existing contracts as well as expected sales of additional Systems under contracts currently being negotiated.

During the third quarter the Company did not generate any new revenues. This was due in part to the deferral of the delivery of two Biosphere Process'TM' Systems for deployment in Thailand. Originally schedule to be delivered during the third quarter, these Systems are now expected to be delivered by early May, 2002. The Company remains confident that it will finalize the sale of another six (6) Biosphere Process'TM' Systems by fiscal year end.

In order to facilitate and meet the growing contract demand for Biosphere Process'TM' Systems, management has begun negotiations for the lease of an approximately 350,000 square foot facility in Central New York. Of course, these negotiations are still in their early stages and management cannot give any assurance that it will be able to acquire this facility nor can it estimate the capital expenditure that will be required if it successful in this acquisition as of the date of this Report.

During the first nine months of fiscal 2002, the Company total general and administrative expenses of $2,112,220, as compared to only $1,216,053 for the same period in fiscal 2001. The increase in these expenses related to the higher activities involved in generating revenues during fiscal 2002 with virtually all of the increase due to increased salary expenses ($1,666,279 in fiscal 2002 as compared to $716,745 in fiscal 2001. General administration costs in the nine-month period for fiscal 2001 included those costs paid to the former accountants of Health-Pak Inc. This payment was made in the third quarter of fiscal 2002 and was significant.

The Company experienced net income from operations of $503,527 during the first nine month of fiscal 2002 as compared to a loss from operations of ($1,216,053) for the same period in fiscal 2001. After taking into account other income and a loss from discontinued operations, the Company realized net income for the first nine months of fiscal 2002 of $525,155 as compared to a loss of ($1,447,562) for the same period last year. On a fully diluted basis, the Company recognized a profit of $0.02 per share for the first nine months of fiscal 2002 as compared to a loss of ($0.18) per share for the same period last year.

Apart from salaries and depreciation, the largest single component of general and administrative expenses is travel related expenses ($196,368 for the first nine months of fiscal 2002 and $172,666 for the same period last year). These travel costs include the expenses of travelling to those areas of the world where the Company plans to sell Systems, including Russia, the Middle East, Africa, Asia and the Far East. In addition, travel costs between the home office in Utica, New York and Dublin, Ireland is also included in this figure.

Management expects travel costs to significantly increase within the next quarters as a result of the sales efforts of management. Management also expects that salary costs and other administrative expenses to increase significantly in the coming year.

During the first nine months of fiscal 2002, the Company recognized a gain of $240,806 from its investment in Life Energy Natural Resources Inc. (LENR) a joint venture with a Swiss corporate partner, of which the Company owns a 40% equity interest. However, the Company, through an assignment agreement with its partner, is entitled to 100% of the profits from the sale of Portland Plus'TM' cement product. Approximately seven thousand tons of the Portland Plus'TM'(2) was sold during the period for approximately $35 per ton. LENR currently has an option to purchase approximately 35 million tons of the Portland Plus'TM' product.

As per its revenue recognition policy, the Company recognizes the net present value of lease payments to be received upon the inception of a lease of a biosphere unit. The Company uses the interest rate implicit in the lease contract to discount the future cash flows to be received. The total lease payment to be received upon the sale is recorded as a gross investment asset on the balance sheet. The difference between the gross asset recognized and the net present value of the sale is recorded as unearned income in the balance sheet and is netted against the gross investment. The unearned income is amortized to the income statement over the term of the lease using the interest method.

During the nine months ended February 28, 2002, the Company recognized $200,356 in amortized unearned income.

Interest expense of $401,694 resulted from notes payable of $4,370,000 at 8.50% and the interest on the advances from the President of the Company, which is also 8.50%. The notes payable mature in November 2003 together with 8.50% interest on the principal and are unsecured. The interest expense for the period was significantly higher compared to the nine-month period ended February 28, 2001. The notes payable were executed in November 2000, around the time of the reverse acquisition of Health-Pak, Inc. So for the period ending February 28, 2001, interest expense includes about three months of interest on the notes whereas the fiscal year 2002 period includes nine months of interest on the notes.

--------
(2) Portland Plus'TM' is a registered trademark of Life Energy Natural Resources Ltd.

During the period, loss from discontinued operations was $17,840. The Company continues to negotiate the transfer of Health-Pak, Inc New York, to the Liberatore family pursuant to its prior agreement. Anthony Liberatore is a current officer of the Company with responsibility for North American operations, as well as being a shareholder of the Company. Health-Pak, Inc, which currently is in Chapter 11, continues to operate. The Company is waiting for final approval of the bankruptcy court to effect the transfer. Management estimates that this transfer will occur before the end of this fiscal year.

Three months consolidated sales, gross profit, and net income:

For the three months ended February 28, 2002, the Company had no revenues, the same as in the prior fiscal year, with general and administrative expenses of $598,195, compared to $1,216,053 for the three months ended February 28, 2001. The significant reduction in general administrative expenses experienced during the third quarter resulted primarily from reductions in salaries ($551,342 during the quarter ended February 28, 2002 as compared to $716,745 last year; travel costs ($15,159 fir the third quarter of fiscal 2002, compared to $172,666 for the same period last year); and general administrative costs ($23,686 in the third quarter of fiscal 2002 compared to $301,923 in the same period last year). These savings resulted primarily from certain cost cutting efforts by the Company and partially from normal variations in the level of business operations.

The Company realized a loss from operations during the third quarter of fiscal 2002 of ($598,195), as compared to a loss of ($1,216,053), with a net loss for the third quarter of ($422,994) as compared to a net loss of ($1,447,562) for the third quarter of last year. Whereas the the Company contracted for the sale of two additional Biosphere Systems'TM' it did not deliver any Biosphere Systems'TM' in the third quarter of fiscal year 2002.

 The Company recognized a gain of $101,584 from its investment in Life Energy Natural Resources Inc. (LENR) a joint venture with a Swiss corporate partner, of which the Company owns a 40% equity interest. Approximately three thousand tons of the Portland Plus'TM'(3) was sold during the period for approximately $35 per ton.

As per its revenue recognition policy, the Company recognizes the net present value of lease payments to be received upon the inception of a lease of a Biosphere Systems'TM'. The Company uses the interest rate implicit in the lease contract to discount the future cash flows to be received. The total lease payment to be received upon the sale is recorded as a gross investment asset on the balance sheet. The difference between the gross asset recognized and the net present value of the sale is recorded as unearned income in the balance sheet and is netted against the gross investment. The unearned income is amortized to the income statement over the term of the lease using the interest method.

During the three months ended February 28, 2002, the Company recognized $200,356 in amortized unearned income.

Interest expense of $116,379 resulted from notes payable of $4,370,000 at 8.50% and the interest on the advances from the President of the Company, which is also at 8.50%. The notes payable mature in November 2003 together with 8.50% interest on the principal and are unsecured.

--------
(3) Portland Plus'TM' is a registered trademark of Life Energy Natural Resources Ltd.

Net loss from continuing operations for the three months ended February 28, 2002 was $412,634, or ($0.02) per share.

During the period, loss from discontinued operations was $10,360.

II. Discussion of Financial Condition: Liquidity and Capital Resources

At February 28, 2002, the Company had a working capital deficit of ($4,755,780) as compared to a deficit of ($3,887,077) at the beginning of the fiscal year. The increase in working capital deficit is mostly the result of accrued salaries of management. Management currently under contract have voluntarily agreeing to forgo salary payments until the Company can generate significant cash flows from the sale of lease of Biosphere Systems'TM'.

Cash on hand was $3,278 at February 28, 2002 as compared to $75 at May 31, 2001.

On a consolidated basis the Company received approximately $519,000 in loans from the President and Chief Executive of the Company for operations. Cash used by operations during the nine months ended February 28, 2002 was $521,000. In addition, the Company further overdrew its bank account by $5,000 during the period.

Total assets at February 28, 2002 were $29,868,433 as compared to $27,264,215 at May 31, 2001. Most of the increase was due to the sale of the two Biosphere Process'TM' Systems. These sales resulted in a net gross profit of $2,615,747 to the Company.

Total shareholder equity was $18,254,603 compared to $17,729,448 at May 31, 2001. The increase in shareholder equity is the result of net income of $525,125 recognized during the nine-month period.

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

III.  Inflation.

Management anticipates that inflation will not have a material effect on the Company's operations in the future. This is principally due to two factors. First, if orders for Biosphere Process Systems'TM' increase because of inflation, the Company will be able to find additional subcontract resources to manufacture this product in Poland and Russia where there is an abundance of skilled labor which is presently under employed. The Company has already planned for this contingency. The Company also has plans to develop its own manufacturing resources in Central New York, where the Company already owns 43,000 sq. feet of manufacturing space with 10,000 sq. feet of modern fully serviced support offices, should the need occur. The Company is currently in ongoing discussions to subcontract additional manufacturing and assembly in Thailand to service clients in the North and South East Asian markets. Second, should price increases occur because of inflation, management believes that the ongoing requirement for competitive environmentally responsible electrical power generation allied to waste disposal concerns for both MSW, industrial and medical, agricultural and forestry wastes, and oil industry waste streams worldwide will significantly outweigh any negative impact of price increases and would not affect the Company's projected sales for Biosphere Process'TM' Systems. Additionally, the waste disposal and recycling markets have historically been best able to pass on increased costs. The Company is developing the Biosphere Process'TM' Systems to operate on traditional fossil fuel feedstock's specifically for jurisdictions where such resources are abundant and cheap. Finally the financial viability of the Biosphere Process'TM' System in operation with lease clients is further assured by the production of saleable electricity and other recyclables by the Biosphere Process'TM' System, while in addition generating saleable green energy credits for the Company. The Company, while it sells and leases its Biosphere Process'TM' Systems, retains the absolute ownership and right to sell, barter, trade or otherwise negotiate the green energy credits that the Biosphere Process'TM' Systems generate in operation, for 25 years from the date of delivery on each Biosphere Process'TM' System.

IV  Trends Affecting Liquidity, Capital Resources and Operations

A number of factors are expected to impact the Company's liquidity, capital resources and future operations. Included among these are environmental concerns, governmental regulation of the environment and the Company's products, and the growing concern in many industries about controlling the disposal of waste in landfills.

Management believes that the growing world-wide concern over environmental issues and the resulting environmental regulations, will increase demand for the Company's products and will significantly expand the Company's markets. Based upon recent increased costs to dispose of or otherwise remediate traditional waste materials allied to a growing World Wide appreciation of the fragility of the environment, the finite nature of fossil fuel reserves, and the political costs associated with an ever increasing dependence on an oil based economy for electricity production, management believes that the most significant of its new markets will be companies and municipalities looking for alternatives to landfills, alternatives to traditional fossil fuels for electricity generation, foreign governments seeking partial or total energy independence, and governments seeking to parallel environmental remediation with import substitution and allied balance of foreign payments improvements.

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

The Company has developed its Biosphere Process'TM' System to meet public demand and market conditions. Management believes that this equipment will not only address the economic concerns but also the environmental issues associated with power generation allied to recognized finite fossil fuel reserves and their preservation, and increased waste disposal problems, caused by inexorable worldwide population and industrial growth.

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

DATED: April 18, 2002

                                    LIFE ENERGY & TECHNOLOGY HOLDINGS INC.

                                    By /s/ Dr Christopher A. McCormack
                                       -------------------------------
                                       Christopher A. McCormack
                                       President & Chief Executive Officer


                           STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as.................................'TM'