Form 10KSB
period 2002-05-31
LIFE ENERGY & TECHNOLOGY HOLDINGS INC
filed 2002-09-16
CIK 840823

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-KSB

           (x) Annual report pursuant to section 13 or 15 (d) of the Security Exchange Act of 1934 (fee required)

            ( ) Transition report pursuant to section 13 or 15 (d) of
              the Securities Exchange Act of 1934 (no fee required)

      for the fiscal year ended May 31, 2002 Commission file No. 33-24483NY


                     LIFE ENERGY & TECHNOLOGY HOLDINGS INC.
       ------------------------------------------------------------------
              Exact name of registrant as specified in its charter

                  2005 Beechgrove, Place, Utica, New York 13504
       ------------------------------------------------------------------
               (address of principle executive offices) (zip code)

               Delaware                                   11-2914841
  ----------------------------------                 ------------------
      State or other jurisdiction                    (IRS Employer ID#)
  of incorporation or organization


Registrant's telephone number, including area code (315) 724-8370

                             ----------------------

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

                  Yes (x)   No ( )
                      ---      ---

Indicate by check mark if disclosure for delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained to the best of the Registrant's knowledge, in a Proxy or Information Statement incorporated by reference in Part III of this Form 10-KSB, of any Amendment to this Form 10-K [X]

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant. Based on the closing price of $.60 per Shares at September 6, 2002 is approximately $11,905,135.

The number of shares outstanding of each of the registrant's classes of Common Stock, as of May 31, 2002 is 19,841,893 shares, of Common Stock $.002 par value and 6,853,989 shares of Preferred Stock $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE: None

                                    FORM 10-K

                     LIFE ENERGY & TECHNOLOGY HOLDINGS INC.
                           (Formerly Health-Pak Inc.)
                                  May 31, 2002


                                TABLE OF CONTENTS

Item No.                 Description                                         Page
----------------------------------------------------------------------------------
                           PART I

1.          Description of Business                                            3
2.          Description of Properties                                         15
3.          Legal Proceedings                                                 15
4.          Submission of Matters to a Vote
            of Security Matters                                               15

                           PART II

5.          Market for Common Equity
            and Related Stockholder Matters                                   15
6.          Management's Discussion and Analysis
            or Plan of Operation                                              16
7.          Financial Statements                                              21
7A.         Quantitative And Qualitative Disclosures
            About Market Risk                                                 22

8.          Changes In and Disagreements with on
            Accounting and Financial Disclosure                               22

                          PART III

9.          Directors, Executive Officers, Promoters
            and Control Persons; Compliance With Section
            16(a) of the Exchange Act                                         40
10.         Executive Compensation                                            43
11.         Security Interest of Certain Beneficial
            Owners and Management                                             44
12.         Certain Relationships and Related
            Transactions                                                      45

                          PART III

13.         Certain Relationships And Related Transactions                    46

14.         Exhibits and Reports on Form 8-K                                  46


                                    FORM 10-K

                     LIFE ENERGY & TECHNOLOGY HOLDINGS INC.
                           (Formerly Health-Pak Inc.)
                                  May 31, 2002


                                     PART I

Item 1.  Business

Background

Life Energy & Technology Holdings Inc., formerly Health-Pak Inc. (the "Company" or "LETH"), was incorporated in the State of Delaware on Dec 28, 1987. The Company originally operated as a manufacturer of medical disposable products through a wholly owned subsidiary, Health-Pak Inc., a New York Corporation ("Health-Pak New York"). During fiscal 1999 Health-Pak New York filed for protection under the United States Bankruptcy Laws. This proceeding is still pending.

In mid-2000, then management of the Company elected to terminate the bankrupt manufacturing operations of Health-Pak New York and seek a new business direction. In November 2000, management decided to acquire the business and assets of Life Energy & Technology Holdings Ltd. ("Life"), a corporation organized under the laws of the Republic of Ireland. In the opinion of the Company's then management, although still in its formative stages without commercial operations, Life offered the greatest potential for success and future profitability for the Company. The Company effected the acquisition of Life through an exchange of 15,000,000 shares of it's common stock (the "Shares") in exchange for all of the capital stock of Life. Following the acquisition of Life, to better reflect this new business direction, the Company changed its name to Life Energy & Technology Holdings Inc. ("LETH").

Management of the Company was retained as part of the new management team of LETH. As part of the acquisition of Life, pursuant to the Acquisition Agreement, it was agreed that the Liberatore Family, the principal shareholders of the Company prior to the acquisition of Life, would acquire all of the issued and outstanding shares of Health-Pak New York in exchange for the surrender of approximately 1,000,000 of the LETH Shares owned by them (subject to adjustment based upon a number of consideration). The number of Shares to be surrendered by the Liberatore Family was negotiated by the new management of the Company and reflected the agreement to transfer the building and property located at 2005 Beechgrove, Utica, NY to the Company from Health-Pak New York. Although formal agreements to effect this understanding have been entered into between the Company and the Liberatore Family, the completion of this transfer must await formal ratification by the US Bankruptcy Court, which approval is expected before the end of calendar year 2002. Until such time as the transfer of these operations is completed, the Company continues to reflect the operations of Health Pak New York as discontinued operations (see, FINANCIAL STATEMENTS - Consolidated Statement of Operations" and "Note 12, Discontinued Operations" to the Financial Statements).

Due to the totally new business operations planed by LETH, the discussion herein does not relate to the discontinued manufacturing operations of Health-Pak New York. Rather the following information relates solely to the new business and plans of LETH which are based upon the operating plan of Life.

Development of LETH - Background

Management has established as the Company's primary mission the development of a vertically integrated, environmentally responsible, international technology and energy company. In keeping with this, the Company's core business has been defined as the development and commercialization of environmentally sustainable technologies across a complementary range of disciplines, which at present include operations (both current and planned) in the fields of oil, gas, natural resources and related commodities, power generation, and advanced computer and construction technologies. Since its formation, LETH has assembled and developed a variety of technologies, all believed to be state-of-the-art, which, in management's opinion, address a number of serious, worldwide problems in an environmentally friendly manner. As the Company continues to develop its commercial operations and generate profits from such operations, management plans to develop and commercialize these additional technologies.

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

This refocusing of the Company's manufacturing requirements led to a complete restructuring of the Company's operations and resulted in LETH withdrawing all manufacturing plans from Ireland. Furthermore, management determined that it would no longer manufacture its own Biosphere Systems'TM' but, rather, would contract to third parties all manufacturing operations. It has been only in this fashion that LETH has been able to demonstrate to prospective users of the Biosphere System'TM' its ability to meet future contract demands.

Accordingly, LETH began actively negotiating with prospective manufacturers in Russia, Africa and the Middle East. At the end of 2000, LETH entered into an agreement with a contracting firm in the Middle East with adequate manufacturing capacity in plants located in Russia whereby all of the Company's initial manufacturing and assembly needs for all Biosphere System'TM' units for the Middle East and Africa will be met. In addition plans are now being developed for additional contract manufacturing to take place in South East Asia.

The Business and Operating Plan of LETH

General.

LETH is presently engaged in three business segments, two of which have begun to produce revenues as of the date of this Report. These segments are (a) the manufacture and sale or leasing of Biosphere Process'TM'(1) Systems; (b) the development and sale of oil and gas reserves, natural resources, other energy related commodity products. (c) the development of state-of-the-art technology and technological products (this last segment has not yet produced revenue for the Company).

These segments are more particularly described as follows:

I.       Biosphere Systems'TM'

 - General Background

LETH is engaged in the manufacture (through independent contractors), sale/leasing of Biosphere Process'TM' Systems. The Biosphere Process'TM' System provides for the conversion of waste materials (which includes municipal solid waste, agricultural or forestry surpluses or wastes, industrial or medical waste materials or traditional fossil fuels) in a process that includes, initially, the automatic separation of metals and plastics, the formation of organic compost and the heating of the organic residue left from the separation process to very high temperatures in a separate chamber, which is deprived of oxygen. The heating of the organic waste in this manner (i.e. in an oxygen deprived environment) prevents combustion, smoke and odor, and transforms the waste into steam and other gasses, which then run a gas turbine to produce electricity. The remaining solid waste then becomes a pulverized powder, which can be sold as a by-product for use in the building industry.

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

When the Company's operating plans are fully implemented, the Biosphere Process'TM' System is expected to produce revenues from garbage tipping fees, recycling of metals, the sale of building products, papers and plastics, and the sale of electrical power and steam.

LETH is presently in the process of manufacturing approximately additional Biosphere Process'TM' Systems units pursuant to additional contract commitments for the Biosphere Process'TM' Systems expected to be deployed in countries in Africa and the Middle East. Since the first 50 Biosphere Process'TM' Systems are nearing completion and are expected to be delivered and permitted for operations shortly, management expects cash flow from these operations to escalate significantly during the first half of the current fiscal year. Based upon the initial contract for the lease of 50 Biosphere Process'TM' Systems, the Company expects lease payments will be approximately $83,333 per month per Biosphere Process'TM' System, or, when fully delivered, a total of USD $4,166,666 per month for a 25 year period. The initial two Biosphere Process'TM' Systems have already been delivered by the Company and are in operation. The Company has received monthly lease payments of $170,000 for

--------
(1) Biosphere Process'TM' & Biosphere'TM' are copyright trademarks of the Life Energy Partnership 1995 and by the Company
these two machines. The balance of the initial 50 Biosphere Process'TM' Systems are expected to be deployed in North Africa, Russia and the Arabian Peninsula.

- The Functioning of The Biosphere Process'TM'

The Biosphere Process'TM' is most easily described in a format where it is operated using Municipal Solid Waste (MSW) as a feedstock - although the Biosphere Process'TM' System operates equally well as a micro power generation system consuming any waste material, including agricultural or forestry surpluses or wastes, industrial or medical waste materials or traditional fossil fuels.

The Biosphere Process'TM' System when operated on MSW takes place in five distinct stages:

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

Putrescible materials usually comprising around 20% by volume are rapidly composted and recycled into high nutrient value soil additives and fertilizers using a proprietary vertical accelerated composter. Ongoing developments at the Romanov-Reynolds Research Institute are directed towards increasing yet further the percentage of putrescible materials recovered and recycled through composting. Furthermore, LETH's Russian plant nutritionalists continually work in target export markets to design compost to meet local market requirements. MSW derived compost has proven to be an excellent adjuvant for the remediation of semi-arid areas in North Africa and the Middle East, where the electrical power and steam generated from the operation of the Biosphere Process'TM' Systems may be used to power the local electrical grid. Non-putrescible materials are further sorted to allow plastics and rubber recovery around 10% before being shredded in advance of valuable metals recovery. All of the recoverable aluminum and ferrous metals are removed from the waste stream, using rotating trommels equipped with band magnets, and hand picking stations designed to achieve the maximum possible percentage recovery of these materials. Finally glass, aggregates, concrete products and sand are removed using a Biosphere Separator'TM'(2) which achieves the following separation percentages metals, 3.1%, glass 5.2%, aggregates, concrete, dirt and sand 8.0% and finally residual materials suitable for power generation equal to not more than 53.7% by volume of the initial MSW.

LETH has always been conscious that worldwide, most recycling businesses fail, due to insecurity in the recoverable markets. Therefore, management has elected to concentrate only on the readily extractable front-end products discussed above with the balance of the waste stream utilized solely for the production of electricity. Consequently, management believes that secure markets exist for the

----------
(2) Biosphere Separator'TM' is a copyright trademark of the Life Energy Partnership 1995 and by the Company
recycled products from the Biosphere Separator. For example, compost can be manufactured to any specification and finds a ready market in any economy as a soil conditioner or fertilizer. Metals, glass, aggregates, concrete products & sand are also valuable and readily marketable side benefits from the operation of the Biosphere Process'TM'.

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

Stage Five: In stage five of the process the 1000[d]C - 1800[d]C flux produced in stage four is used to power a gas turbine for micro power generation, a byproduct of which is electricity and steam which can be used to power local industry including desalination facilities.

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

As in the US, a series of European Commission Directives and guidelines now exist and are designed to reduce Europe's dependence on landfills by over 80% before the year 2010. Current European thinking, lead by an ever increasing and highly progressive "Green Lobby" is directed towards protecting and repairing our environment. European directives dictate amongst other things that existing landfill sites will not only be closed but that member states will be required to remediate and

---------
(3) Biosphere Densifier'TM' is a copyright trademark of the Life Energy Partnership 1995 and by the Company

(4) Biosphere Flakes'TM' is a copyright trademark of the Life Energy Partnership 1995 and by the Company

(5) Biosphere Venturi'TM' is a copyright trademark of the Life Energy Partnership 1995 and by the Company
render completely harmless the contents of such sites. Further provision now exists, arising from the provisions of the Kyoto Protocol of 1997, which although recently modified, has been largely adopted, for governments and companies involved in recycling or diversion from landfill, or in the generation of electricity from other than traditional fossil fuel feedstocks, to derive tradable "green energy credits" which contribute to the reduction in green house gas emissions.

Such energy credits, tied to the generation of "green electrons" form the basis of the greenhouse-gas trade, and are expected to be the backbone of a trillion-dollar industry by 2010. This expected trade will provide a further impetus for multinational companies, national governments and member states in both the European Union and elsewhere to champion the commercial use of MSW and waste materials and importantly the remediation of existing landfills, which conversely are fast becoming a natural resource. Not only are landfills a rich source of metals, 8-10% high grade aluminum and ferrous metals, and of silicates, sands and building aggregates, but they also contain significant volumes of combustible fuel material with an exceptionally high calorific content, highly suitable for power generation.

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

- Manufacture

The Biosphere Process'TM' Systems are presently manufactured in Eastern Europe under contract with one of Eastern Europe's largest manufacturers. Since the units are made at a cost of several million dollars each, LETH is in the process of acquiring substantial financing to permit its contracted delivery of Biosphere Process'TM' Systems. The initial payment for the manufacture of units was made by LETH paying substantially all of its cash reserves (USD $8.5 million) and, in addition, issuing preferred stock to the manufacturer. LETH is presently negotiating to secure a credit facility of at least USD $500 million to meet the future cost of manufacturing.

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

II.      Oil and Gas Development and Other Energy Related Commodities.

In 2000 management elected to acquire a 40% interest in a newly formed corporation, Life Energy Natural Resources, Inc. ("LENR"). The purpose of LENR is to acquire and commercially develop oil and gas properties initially in Africa and the Middle East, as well as other related commodities.

The Company's investment in the joint venture consisted of certain energy-related commodities it had acquired and which had previously been held in inventory pending their sale. Management believes that by acquiring the interest in LENR, which is presently managed by its Swiss joint venture partner, LETH will be able to effectively enter into this area with a minimum of expense and without the need for additional personnel. Furthermore, its Swiss joint venture partner in LENR contributed its previously negotiated oil and gas interests in Africa and the Middle East in exchange for its 60% interest in LENR. LENR has also been appointed to serve as the sole operator on several African properties with the right to sub-contract operations. Several other concession areas are currently under negotiation by LENR as the direct result of the business contacts of this Swiss partner. In addition, LENR is presently in the process of acquiring substantial additional quantities of similar energy-related commodities with plans now being formulated for the commercialization of this product. At present LETH is a passive investor in the joint venture, with all operations and administrative functions being undertaken by its joint venture partner. However, plans are still being formed as to LETH's future role as commercial operations are developed by the joint venture.

III. Development of New Technologies and Products.

Managed by Dr Valeri Romanov, the Company's research and development division is headquartered at the Romanov-Reynolds Institute, which will eventually occupy a facility at LETH's North America headquarters in Utica, New York. The division is active in electronics, environmental sciences, computer software and hardware development, molecular dynamics and telecommunications. Several significant developments are now the subject of patent applications, license discussions, and manufacturing programs within LETH. In addition to the Biosphere Process'TM' System the principal technologies developed by the Company as of the date hereof are as follows:

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

LETH's substrates can perform a dual function as a passive component of the implemented circuitry, and as a structural element of the equipment (housing base, heat sink, heater, etc.), the result being that the item's design becomes simplified. Substrates provide effective heat dissipation (heat conductivity is three times higher than that of steel enameled substrates, and five times higher than that of alumina ceramics). Multilevel switching is planar and is essentially a multi-"floor" structure of conductors that can cross each other on different "floors," whereas inter-level contacts are formed by way of sequential laying contact pads of different level conductors. This provides for three advantages: no failures at inter-level junctions, simplified arrangement topology, minimum of switching levels for the same functionality. The number of switching levels is potentially unlimited.

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


---------------

The anodic oxidation method for shaping the circuitry, layout, in comparison to the traditional etching method, provides precision accuracy of the circuit element dimensions.

- Radiation Safe Mobile Phone Aerial.

The Company has also completed development of a Phased Grid Antennas to replace traditional mobile phone aerials to significantly reduce the risks associated with radiation exposure for the phone user.

The Company has assembled and tested a series of phased grid antennas, which can be designed to any shape as printed lattices on, for example, the external surface of automobiles, aircraft, on any building or structure, within the body of a traditional mobile phone, or within the casing of a mobile phone battery. These proprietary and highly flexible lattices can be adapted to any shape and size, without reducing their ability to receive or transmit mobile phone signals. The new lattices are designed to reduce the electro-magnetic radiation emissions of mobile phones by up to 80%.

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

One of the key advantages of these new lattices is that they are to expected to be incorporated into completely new phone designs, and to reduce emissions from existing mobile phones by incorporating the new lattice aerials into replacement batteries. Management believes that this new technology provides a viable means to both eliminate the problem of radiation emissions in new phones and to offer an easy solution for the millions of phones already in use.

Facilities and Proposed New Facilities.

As discussed above, LETH will acquire, subject to US bankruptcy court approval, the land and cinder block building situated on approximately 4.6 acres, located at 2005 Beechgrove Place, Utica, New York, formerly owned by Health-Pak New York, consisting of approximately 43,000 square feet of modern office and production facilities located in Utica New York. The current value of this real estate is estimated to be in excess of $1,300,000. The facility will be enhanced and used as a base for conducting U.S. operations, primarily for the sale or leasing of Biosphere Process'TM' Systems. However, the finalization of this acquisition depends upon the satisfactory completion of the pending bankruptcy proceeding and the ultimate discharge of Health-Pak New York.

In late August 2002, Health-Pak New York filed a reorganization plan with the Bankruptcy Court which is currently being reviewed by that company's creditors. In order to complete the transfer of Health-Pak New York to the Liberatore family , and the transfer of Utica building to the Company two events must occur. First, the reorganization plan recently submitted by Health-Pak New York must be approved by the creditors. Second, Health-Pak New York must fund the initial payment under the plan of approximately $130,000. Should either event fail to occur within the time frames set by the Court, the Chapter 11 Reorganization proceeding could be converted by the Bankruptcy Court to a Chapter 7 dissolution proceeding. In such event, the assets of Health-Pak New York could be liquidated in which event it is unlikely that building and land in Utica would become the property of the Company. This would adversely affect the Company's plans to establish its North American headquarters in this facility in Utica New York.

The Company also owns 2 parcels of land with cinder block buildings in Ireland at Faughillotra, Jonesborough. Plot A is a 5-acres parcel and plot B is a 2-acres parcel, both of which are zoned for commercial development.



In line with its expansion plans, LETH recently formed a new subsidiary called "Life Energy Utica Limited" (LEUL). LEUL will operate from and manage the Utica facility. LEUL will undertake and manage the development of LETH's local assembly plant for the Biosphere Process'TM' systems for deployment on operating leases. In addition LEUL is currently in the process of submitting an application to the New York State DEC for an operating permit to operate a commercial Biosphere Process'TM' System in Central New York, for the purpose of remediating a hazardous landfill site in conjunction with a local municipality. The Company expects to have this Biosphere Process'TM' System operational by the spring of 2003.

LEUL is also pursuing LETH's planned new corporate headquarters to be located in Utica New York adjacent to its current facility. As currently planned, the new corporate headquarters will provide both an administrative and management center for LETH. In addition, the new facility will house the Company's relocated research division, Life Energy Research & Development ("LERD"). LERD has been responsible for the development of many of the Company's EcoTech'TM'(6) technologies, including the Biosphere Process'TM'.

Long-term plans call for a waste to energy facility with five Biosphere Process'TM' Systems in place to convert local solid waste to energy for use in the Central New York State region. Locations are also being evaluated for an assembly facility to assemble Biosphere Process'TM' Systems for deployment in the North American marketplace. However, as of the date hereof, Management expects to continue to manufacture the Biosphere Process'TM' System component parts either at the present manufacturing facility in Russia, or in an alternate plant, expected to be located in Eastern Europe or Asia, with final assembly for the North American marketplace planned to be conducted at the new Utica facility. Management believes that in this fashion LETH will be best able to provide Biosphere Process'TM' System delivery throughout the Western Hemisphere, rather to incur the cost and delays of shipping the fully assembled Biosphere Process'TM' Systems from the plant in Russia.

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

---------
(6) EcoTech'TM'is a copyright trademark of the Life Energy Partnership 1995 and by the Company

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

Employees.

 At present the Company has nine executive officers in Ireland, the Middle East and in the U.S., with fourteen research scientists who work as consultants to the Company and three employees in managerial or supervisory capacities. As the Company implements the planned expansion of its operation it will require additional employees both skilled and unskilled. The Company believes that the personnel it will require are readily available at reasonable salary rates. No assurance can be given that it will be able to attract the type and quantity of employees the operation will require. Furthermore even if such personnel are available, no assurance can be given that they can be hired on terms favorable to the Company.

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

Item 2.   Description of Properties

See Item I - Description of Business, "Facilities and Proposed New Facilities" for additional information on the Company's facilities.

Item 3. Legal Proceedings

The Company knows of no material litigation threatened or contemplated against the Company or any of its officers or directors, in their capacity as such, or unsatisfied judgments against it or any material proceeding in which it, or any officer or director in his capacity as such, is a party as of May 31, 2002. However, a significant portion of its plans for the North American market are dependent upon completion of the divestiture of Health-Pak New York and the acquisition of the new Utica facility. As discussed above, in major part, completion of these matters depends upon the successful resolution of the pending Chapter Reorganization proceeding pending in federal District Court. Although not directly involving the Company, this matter could not have a significant adverse impact upon the Company's future plans should the pending reorganization plan not be approved by creditors or if the proceeding is converted to a Chapter 7 Bankruptcy with the liquidation of the Health-Pak New York assets.

Item 4.  Submission of Matters to a Vote of Security Holders.

During fiscal 2002 there were no matters submitted to a vote of security holders of the Company.

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

Common stock trading history.


                                                               BID
                                                     HIGH                LOW

      Quarter ended May 31,1999                      $0.9375           $0.9063
      Quarter ended August 31, 1999                  $0.438            $0.438
      Quarter ended November, 30 1999                $0.24             $0.22
      Quarter ended February 28, 2000                $0.25             $0.12
      Quarter ended May 31, 2000                     $0.14             $0.08
      Quarter ended August 31, 2000                  $0.10             $0.07
      Quarter ended November 30, 2000                $5.10             $ .09
      Quarter ended February 28, 2001                $3.60             $1.18
      Quarter ended May 31, 2001                     $2.25             $ .66
      Quarter ended August 31, 2001                  $0.95             $0.88
      Quarter ended November 30, 2001                $1.03             $ .85
      Quarter ended February 28, 2002                $1.29             $1.08
      Quarter ended May 31, 2002                     $0.80             $ .60


On September 6, 2002 the reported high bid price for the Company's common stock was $ .60. The number of record holders of the Company's common stock on May 31, 2002 was 253. There currently are 13 market makers for the Company's securities.

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

Background.

Life Energy and Technology Holdings, Inc. (the Company), formerly Health-Pak, Inc., is a Delaware state corporation organized in December 1987. On December 4, 2000, the Company acquired Life Energy and Technologies Holdings, Ltd. (LIFE), a company organized in November 2000 in the Republic of Ireland. Upon the conclusion of the merger transaction, the Company changed its name from Health-Pak, Inc. to Life Energy and Technology Holdings, Inc.

The acquisition has been accounted for as a reverse acquisition of the Company by LIFE. Life was deemed the accounting acquirer in the transaction. Pursuant to the acquisition agreement, the former business operations of Health-Pak, Inc. were discontinued and management adopted a formal plan for its disposal.

As a result of the purchase, the Company recognized $2,284,643 as goodwill, which represented the fair market value of the common stock issued less the fair market value of Health Pak, Inc. at the time of the merger.

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

To the extent possible, the following discussion will highlight the activities solely of the Company's efforts in developing and marketing the Biosphere Process'TM' systems from the date of the Acquisition Agreement on December 4, 2000 through May 31, 2002.

I. Consolidated Results of Operations.

Upon the inception of the Company in November 2000 and the merger with Health Pak, Inc in December 2000, the Company established its head office in Utica, New York. The Company retained the former management of the Health Pak Inc. to manage the Company's operations.

In February 2001 the Company took delivery in Ireland of the two Biosphere Process'TM' systems. The cost to build the system, which was manufactured in Russia, was $9,500,000. The system was transferred to North Africa to be used as a model for potential buyers of the Biosphere Process'TM' system.

In November 2001, the Company entered into a contract to lease the two Biosphere Process'TM'(7) Systems to a private company located in Lebanon. The lease calls for the payment of $2,020,000 per year for twenty-five years. According to the lease, the Company maintains a security interest in the two systems and is not liable for any ongoing maintenance costs for the upkeep and operating of the machines. As a result of the transaction, the Company has recorded sales revenues of $24,474,652 for the year ended May 31, 2002, which represents the discounted future cash flows from the lease at 6.68%. The undepreciated cost of the two systems at the time of the sale was $9,381,634 and is recorded as a cost of sale. As a result, the Company has recognized $15,093,018 in gross profits on sales for the fiscal year ended May 31, 2002.


As of the date of this Report sales and lease agreements have been signed for the first 50 Biosphere Process'TM' Systems, and discussions are ongoing on a master lease for an additional 2000 Biosphere



---------------
(7) Biosphere Process'TM' & Biosphere'TM' are copyright trademarks of the Life Energy Partnership 1995.

Process'TM' Systems. These lease agreements are dependent upon the Company's ability to finance the cost of manufacturing and delivering the systems, which would approximate $10 billion for 2000 units. The Company has not been able to secure any financing for the manufacture of the Biosphere Process'TM' Systems as of the date of this Report, nor can management positively assert that it would be successful in obtaining such financing. The inability to secure such financing in the future could have a materially adverse impact upon the Company's ability to fully implement its planned commercial operations.

Salaries and benefits expenses for fiscal 2002 were $2,323,322 as compared to $1,306,532. Currently there are twelve contracted employees as opposed to eleven last year. Salaries and benefits expenses were significantly less in fiscal 2001 because that fiscal year only represents salaries from the execution of the employment contracts in November 2000 through May 31, 2001.

Administrative expenses for fiscal 2002 was $673,276 as compared to $904,532 for fiscal year 2001. Below is a table comparing the administrative expenses of the firm for fiscal 2002 and fiscal 2001.


                                                                           31-May-02        31-May-01

        Promotion                                                             2,972           22,359
        Depreciation office equipment                                         2,341                0
        Depreciation-Biosphere System                                       198,591           15,578
        Repairs                                                               3,222                0
        Professional fees and consulting                                    292,471          679,628
        Telephone                                                            26,447            2,686
        Office supplies                                                      33,819            4,911
        Office rent                                                           4,333              720
        Travel costs                                                        109,080          178,650
                                                                       -------------    -------------
        Total                                                              $673,276         $904,532
                                                                       =============    =============


Professional fees and consulting were significantly higher in fiscal 2001 as a result of the merger agreement and inception of the Company in fiscal 2000. Other administrative costs have increased in fiscal year 2002 as a normal result of the growth in the Company's business activities as compared to its inception year. However, depreciation of the Biosphere System represents the depreciation of the original machines that were placed into service as models for potential clients in February 2001 through the point of their leased sale in November 2001.

Management does not expect to incur depreciation expenses for units built as models in the future. However, if management were successful in securing the financing needed to construct the number of Biosphere systems intended to be manufactured, the administrative costs of the Company would increase significantly. In this event, management expects to hire a full corporate administrative staff to administer the Company. In addition, the Company would be required to purchase, construct, tool, and staff additional manufacturing facilities that would be needed to manufacture the systems. Management cannot reasonably estimate the additional significant costs that would be required in this event.

Upon the merger with Life, management elected to discontinue and to formalize a plan for the disposal of the former business operations of Health-Pak, Inc. In addition, management concluded that the goodwill asset recognized upon the merger would not be recoverable and accordingly has recognized an impairment charge of $2,284,643 in the fiscal year 2001 statement of operations.

Upon the merger, management elected to discontinue and to formalize a plan for the disposal of the former business operations of Health-Pak, Inc. In addition, management concluded that the goodwill asset recognized upon the merger would not be recoverable and accordingly has recognized an impairment charge of $2,284,643 in the fiscal year 2001 statement of operations.

After deducting administrative expenses, the Company recognized a gain from its continuing operations of $12,096,420 in fiscal year 2002 as compared to a loss of $4,495,707 in fiscal year 2001.

In April 2001, the Company issued 1,608,000 shares of Series B preferred to purchase a 40% interest in Life Energy Natural Resources, Inc (LENR), a company affiliated to the Company by common ownership. At the date of the transaction, the Company used the market price of the common stock, which the preferred stock could be converted into on a one for one basis, to value the transaction. Accordingly, $1,447,200 was recorded as an investment in affiliate at the date of the transaction in the balance sheet.

LENR is an energy related products trader located in the United Kingdom. In May 2001, LENR contracted to purchase approximately 5 million tons of Portland Plus. LENR sold approximately 14,100 tons of Portland Plus during fiscal year 2002. Consequently, the company received $157,756 from LENR during fiscal year 2002 as result of the gross profit on Portland Plus sales. The Company reduced its investment cost on the balance sheet as a result receiving $157,756 from LENR during fiscal year 2002 as result of the gross profit on Portland Plus sales. LENR had no other business activity in fiscal year 2002. Consequently, the Company has recognized no gain or loss from its 40% investment in LENR for fiscal year 2002. The Company share of losses in LENR is fiscal year 2001 was $1,000,480.

The Company has recognized other income from it the amortization of the unearned income of $408,726 in fiscal year 2002. Upon the leasing of the two Biosphere Systems in November 2001, the Company recognized $26,525,348 in unearned income. This unearned income is netted against the gross lease payments to be received on the balance sheet and is being amortized the statement of operations over the life of the lease.

Interest expense for fiscal year 2002 was $427,705 as compared to $213,848 in fiscal year 2001. Most of the interest expense is the result of the promissory notes of $4,370,000 issued to some of the Company's shareholders at the Company's inception in November 2000.

After adding other income and expenses, the Company experienced a gain from its continuing operations of $12,077,441 as compared to a loss of $5,710,035 the year before. There are no provision for income taxes in fiscal year 2002 since the revenues on the leased sales are generally deferred over the life of the lease and the tax loss carry-forward incurred in the inception year were sufficient to offset any taxable income resulting from the leased sales in fiscal year 2002.

After deducting the losses from the discontinued operations of Health-Pak Inc. of $79,997 in fiscal year 2002 and $45,983 in fiscal year 2001, the Company experienced net income of $11,997,444 in fiscal year 2002 as compared to a loss of $5,756,018 in fiscal year 2001.

On a per share basis, the Company experienced earnings per share for fiscal year 2002 of $0.59 basic and $0.35 fully diluted. In fiscal year 2001, the Company had loss per share of $0.51 on both a basic and fully diluted basis.

II. Discussion of Financial Condition: Liquidity and Capital Resources

At May 31, 2002, the Company had a working capital deficit of $4,657,146 as compared to $3,887,077 at the end of fiscal year 2001. Most of the increase in the working capital deficit is attributed to the accrual of salaries. As discussed above, the employees of the Company have not yet been paid their contracted salaries. At May 31, 2002, the Company owes its employees $3,719,375 for salaries unpaid to date. At May 31, 2001, unpaid salaries were $1,340,671. Some of the increase in salaries payable however was offset by a reduction of accounts payable to the manufacturer of $829,001. As discussed above, the original Biosphere Systems manufactured by the vendor cost of $9.5 million. The Company paid the vendor $7 million and owed $2.5 million at the end of fiscal 2001. During this fiscal year, the Company paid the vendor $1,010,000.

Cash on hand was $1,056 at May 31, 2002. Cash increased during this fiscal year from $75 at the end of fiscal 2001. The president of the Company advanced $612,244 during fiscal 2002 and the Company received $157,756 from its investment in LENR. The Company purchased office equipment of $12,000 during fiscal 2002 and used $757,019 in its operations.

Total assets at May 31, 2002 were $41,890,949 as compared to $27,244,912. Most of the increase was the recognition of the gross investment upon the lease of the two Biosphere Systems in November 2001. Total shareholder equity at May 31, 2002 was $29,440,879 as compared to $17,443,435 at May 31, 2001. The increase in shareholders' equity is solely the result of net income of $11,997,444 recognized in fiscal year 2002.

During the coming fiscal year, the Company projects significant additional expenditures in connection with the manufacture of the Company's already contracted Biosphere Process'TM' systems if the financing for the cost of the manufacture of the systems is attained. The Company is currently obligated to purchase 50 machines for $250 million dollars from its vendor. In addition the Company is concluding contract discussions for an additional 2000 Biosphere Process'TM' systems, which will would cost an estimated $10 billion to manufacture.

Management expects acquire the financing to manufacture the Biosphere Systems through a combination of traditional bank credit facilities, several of which are presently being negotiated by management; internally generated revenues; and the issuance of additional Company securities.

As of the date of this Report, however, management has not concluded any financing agreements with any financial institution to build the Biosphere Systems nor has any plans for a secondary offering of its common stock been finalized. Management cannot positively assert that it will be successful in attaining the financing needed to begin manufacturing Biosphere systems in the foreseeable future.

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


         Item 6. Selected Financial Data

                                                  31-May-02        31-May-01

Cash and Cash Items                              $     1,056      $        75
Marketable Securities                            $         0      $         0
Notes and Accounts Receivable                    $         0      $         0
Allowances for Doubtful Accounts                 $         0      $         0
Inventory                                        $         0      $         0
Other Current Assets                             $         0      $         0
Total Current Assets                             $   814,875      $        75
Property, Plant & Equipment                      $ 2,477,551      $12,063,695
Accumulated Depreciation                         $    10,234      $    15,578
Total Assets                                     $41,890,949      $27,264,215
Total Current Liabilities                        $ 5,472,021      $ 3,887,152
Bonds, Mortgages & Debt
  Net of Current Portion                         $ 4,954,178      $ 4,582,695
Preferred Stock                                  $18,657,090      $18,657,090
Common Stock                                     $    39,684      $    41,784
Other Shareholders' Equity                       $ 4,502,679      $ 4,500,579
Total Liabilities &
 Shareholders' Equity                            $41,890,949      $27,264,215

Sales of Tangible Products                       $24,474,652      $         0
Cost of Tangible Goods Sold                      $ 9,381,634      $         0
Total Administrative Expenses                    $ 2,996,598      $ 4,044,706
Other Income and Expenses                        $   408,726     ($ 1,000,480)
Interest Expense                                 $   427,705      $   213,848
Income Tax Expense                               $         0      $         0
Gain (Loss) from Continuing Operations           $12,077,441     ($ 5,259,034)
Loss from Discontinued Operations               ($    79,997)    ($   210,971)
Net Loss                                         $11,997,444     ($ 5,470,005)
Income (Loss) Per Share-Basic                    $      0.59     ($      0.51)
Income (Loss) Per Share-Diluted                  $      0.35     ($      0.51)


  ITEM 7A. Quantitative And Qualitative Disclosures About Market Risk

          Not Applicable


Following this section are the audited financial statements for the Company for the fiscal year ended May 31, 2002:

Index to the Consolidated Financial Statements:                          Reference:
Independent Auditors' Report                                                    F-1
Consolidated Balance Sheets                                                     F-2
Consolidated Statements of Income                                               F-3
Consolidated Statements of Cash Flows                                           F-4
Consolidated Statements of Stockholders' Equity                                 F-5
Notes to Consolidated Financial Statements                               F-6 - F-17

Item 8. Changes In and Disagreements With Accountants On Accounting And Financial Disclosure.

There have been no disagreements with accountants on accounting and financial disclosures.

DONAHUE ASSOCIATES, L.L.C.
    27 BEACH ROAD, SUITE CO5-A
          MONMOUTH BEACH, NJ.    07750
                     Phone: (732) 229-7723



                          Independent Auditor's Report


The Board of Directors and the Shareholders of Life Energy and Technology Holdings, Inc.


We have audited the accompanying balance sheets of Life Energy and Technology Holdings, Inc. as of May 31, 2002 and May 31, 2001 and the related statements of operations and changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Life Energy and Technology Holdings, Inc. as of May 31, 2002 and May 31, 2001 and the results of operations, changes in shareholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles generally accepted in the United States of America.

We also have audited the adjustments described in Note 16 that were applied to restate the 2001 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.



Monmouth Beach, New Jersey
September 15, 2002

                    Life Energy and Technology Holdings, Inc.
                           Consolidated Balance Sheets
                       As of May 31, 2002 and May 31, 2001


                                                                                                       As Restated
                                                                                         31-May-02      31-May-01

ASSETS

  Current assets:
      Cash                                                                              $      1,056   $         75
      Gross investment (net of unearned income)- current portion                             813,819              0
                                                                                        ------------   ------------
         Total current assets                                                                814,875             75

  Property and equipment (net of accumulated depreciation of
        ($10,234 at 5/31/02 and $15,578 at 5/31/01)                                        2,477,551     12,048,117

  Other assets:
      Gross investment (net of unearned income)                                           23,559,559              0
      Investment in affiliate                                                                288,964        446,720
      Equipment deposit                                                                   14,750,000     14,750,000
                                                                                        ------------   ------------
        Total assets                                                                    $ 41,890,949   $ 27,244,912
                                                                                        ============   ============

LIABILITIES & SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                                                                   $  1,670,999   $  2,500,000
     Salaries & benefits payable                                                           3,719,375      1,340,671
     Interest payable                                                                         53,661          1,153
     Bank overdraft                                                                           27,986         45,328
                                                                                        ------------   ------------
         Total current liabilities                                                         5,472,021      3,887,152

     Notes payable to shareholders                                                         4,954,178      4,582,695
     Advance payable to officer                                                            1,349,632        737,388
                                                                                        ------------   ------------
         Total liabilities                                                                 6,303,810      5,320,083

     Net liabilities of discontinued operations to be disposed of                            674,239        594,242

  Shareholders' Equity:

     Series A preferred stock, one share convertible to one share of common;
       no stated dividend, stated value $15, 10,000,000 shares authorized none issued              0              0

     Series B preferred stock, one share convertible to one share of common; no stated dividend, stated value $10, 16,000,000 shares authorized,
       6,853,989 shares issued and outstanding                                            18,657,090     18,657,090

     Common stock, $.002 par value; authorized 100,000,000 shares,
      issued and outstanding 19,841,893 at 5/31/02 and 20,891,893 at 5/31/01                  39,684         41,784
     Additional paid in capital                                                            4,502,679      4,500,579
     Accumulated deficit                                                                   6,241,426     (5,756,018)
                                                                                        ------------   ------------
         Total shareholders' equity                                                       29,440,879     17,443,435
                                                                                        ------------   ------------
         Total liabilities & shareholders' equity                                       $ 41,890,949   $ 27,244,912
                                                                                        ============   ============


See the notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
                      Consolidated Statements of Operations
                For the Years Ended May 31, 2002 and May 31, 2001


                                                                    As Restated
                                                     31-May-02       31-May-01

Sales revenues                                     $ 24,474,652    $          0
Cost of sales                                        (9,381,634)              0
                                                   ------------    ------------
Gross profit on sales                                15,093,018               0

General and administrative expenses:
     Salaries & benefits expense                      2,323,322       1,306,532
     Administration expenses                            673,276         904,532
     Impairment charge                                        0       2,284,643
                                                   ------------    ------------
    Total general and administrative expenses         2,996,598       4,495,707
                                                   ------------    ------------

Net income (loss) from continuing operations         12,096,420      (4,495,707)

Other income (expense):
    Amortization of unearned income                     408,726               0
    Loss on investment in affiliate                           0      (1,000,480)
    Interest expense                                   (427,705)       (213,848)
                                                   ------------    ------------
Net income (loss) before tax provision               12,077,441      (5,710,035)

Provision for income taxes                                    0               0
                                                   ------------    ------------
Net income (loss) from continuing operations         12,077,441      (5,710,035)

Net loss from discontinued operations                   (79,997)        (45,983)
                                                   ------------    ------------
Net income (loss)                                   $11,997,444     ($5,756,018)
                                                   ============    ============

Basic net income (loss) per common share
 Income (loss) from continuing operations                 $0.60          ($0.51)
 Income (loss) from discontinued operations              ($0.00)         ($0.00)
                                                   ------------    ------------
 Income (loss) per share                                  $0.59          ($0.51)
                                                   ============    ============

Fully diluted net income (loss) per common share
 Income (loss) from continuing operations                 $0.35          ($0.51)
 Income (loss) from discontinued operations              ($0.00)         ($0.00)
                                                   ------------    ------------
 Income (loss) per share                                  $0.35          ($0.51)
                                                   ============    ============

Weighted average of common shares outstanding:
 Basic                                               20,185,162      11,214,420
 Fully diluted                                       33,909,427      11,214,420


See the notes to the financial statements

                    Life Energy and Technology Holdings, Inc.
                      Consolidated Statements of Cash Flows
                For the Years Ended May 31, 2002 and May 31, 2001



                                                                                                     As Restated
                                                                                       31-May-02      31-May-01

Operating Activities:
  Net income (loss) from continuing operations                                       $12,077,441      ($5,710,035)

  Adjustments to reconcile net loss items not requiring the use of cash:
     Impairment charge                                                                         0         2,284,643
     Depreciation                                                                        200,932            15,578
     Loss on investment in affiliate                                                           0         1,000,480
     Consulting expense                                                                        0           175,979
     Salary expense                                                                    2,378,704         1,340,671
     Interest expense                                                                    423,991           213,848
     Sales revenues                                                                  (24,474,652)                0
     Cost of sales                                                                     9,381,634                 0
     Amortization of unearned income                                                    (408,726)                0

Changes in operating assets and liabilities:
     Accounts payable                                                                   (829,001)        2,500,000
      Gross investment (net of unearned income)- current portion                         510,000                 0
     Bank overdraft                                                                      (17,342)           45,328
                                                                                  ---------------   ---------------
Net cash provided by (used by) operations                                               (757,019)        1,866,492

Investing Activities:
     Investment in affiliate                                                             157,756                 0
     Purchase and acquisition of property and equipment                                  (12,000)       (9,603,805)
                                                                                  ---------------   ---------------
Net cash provided by (used by) investing activities                                      145,756        (9,603,805)

Financing activities:
     Advances from shareholder                                                           612,244           737,388
     Proceeds from notes payable to shareholders                                               0         4,370,000
     Issuance of capital stock                                                                 0         2,630,000
                                                                                  ---------------   ---------------
Net cash provided by financing activities                                                612,244         7,737,388
                                                                                  ---------------   ---------------

Net cash provided by continuing operations                                                   981                75

Cash balance at the beginning of the year                                                     75                 0
                                                                                  ---------------   ---------------
Cash balance at end of the fiscal year                                                    $1,056               $75
                                                                                  ===============   ===============

Supplemental disclosures of cash flow information:
     Interest paid during the period (continuing operations)                              $2,592                $0
     Interest paid during the period (discontinued operations)                                $0          $109,769
     Income taxes paid during the period (continuing operations)                              $0                $0
     Income taxes paid during the period (discontinued operations)                            $0                $0




See the notes to the financial statements.

                           Life Energy and Technology Holdings, Inc.
                  Consolidated Statement of Changes in Shareholders' Equity
                            From Inception, November 3, 2000 to May 31, 2002



                                  Common        Common     Preferred    Preferred      Paid in     Accumulated
                                  Shares       Par Value    Shares        Value        Capital       Deficit        Total

Balance at inception                       0         $0            0            $0           $0             $0            $0

Issuance of common stock          15,000,000     30,000                               2,630,000                    2,660,000

Purchase of subsidiary             5,691,893     11,384                               1,695,000                    1,706,384

Issued common stock
  for consulting services            200,000        400                                 141,600                      142,000

Issued preferred stock
  to purchase land                                           245,989     2,459,890                                 2,459,890

Issued preferred stock to
 purchase investment interest in LENR                      1,608,000     1,447,200                                 1,447,200

Issued preferred stock
  for equipment deposit                                    5,000,000    14,750,000                                14,750,000

Issued common stock warrants
  for consulting services                                                                33,979                       33,979

Net loss for the fiscal year                                                                        (5,756,018)   (5,756,018)
                                 ------------  ---------  ----------- -------------  -----------  -------------  -----------
Balance at May 31, 2001, as
   restated                       20,891,893     41,784    6,853,989    18,657,090    4,500,579     (5,756,018)   17,443,435

Shares returned to treasury       (1,050,000)    (2,100)                                  2,100                            0

Net income for the fiscal year                                                                      11,997,444    11,997,444
                                 ------------  ---------  ----------- -------------  -----------  -------------  -----------
Balance at May 31, 2002           19,841,893    $39,684    6,853,989   $18,657,090   $4,502,679     $6,241,426   $29,440,879
                                 ============  =========  =========== =============  ===========  =============  ===========





See the notes to the financial statements.

Life Energy and Technology Holdings, Inc.
Notes to the Consolidated Financial Statements
For Years Ended May 31, 2002 and May 31, 2001



Note 1.  Organization and Summary of Significant Accounting Policies

Note 1.  Nature of Business and Significant Accounting Policies

Life Energy and Technology Holdings, Inc. (the Company), formerly Health-Pak, Inc., is a Delaware state corporation organized in December 1987. On December 4, 2000, the Company merged with Life Energy and Technology, Ltd. (LIFE), a company organized on November 3, 2000 in the Republic of Ireland. Upon the conclusion of the merger transaction, the Company changed its name to Life Energy and Technology Holdings, Inc.

Pursuant to the merger agreement, the former business operations of Health-Pak, Inc. and its wholly owned subsidiary were discontinued and a plan for the disposal of the former Health-Pak operations were formalized by management.

The Company is the developer the Biosphere Process'TM'(8) System, which is an autonomous multifuel micro-power electricity generation system that the company sells and leases to government entities and corporate clients worldwide. The current officers and principal shareholders of the Company completed the development of the Biosphere Process'TM' System in mid-year 2000. The Biosphere Process'TM' System, a mobile, modular, micro-power plant consumes and recycles 100% of traditional waste materials such as; municipal solid waste, agricultural and forestry wastes, industrial or medical wastes, animal wastes, and/or traditional fossil fuels (coal, oil, gas, peat) or oil industry wastes such as while producing renewable electricity. The Company recognized its first sale's in November 2001 (see Revenue and Cost Recognition below).

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

Revenue and Cost Recognition- The Company recognizes sale revenues upon delivery of the Biosphere Process'TM' System to the buyer. Leases of the Biosphere Process'TM' System are accounted for as a sales type lease. Accordingly, the sales revenue recorded is the net present value of the minimum lease payments to be received over the life of the lease using the interest


---------------
(8) Biosphere Process'TM' & Biosphere'TM' are copyright trademarks of the Life Energy Partnership 1995.

rate implicit in the lease contract at lease inception. The net of the total minimum lease payments to be received on the lease and the unamortized present value of unearned income is recorded in the balance sheet as "gross investment". The unearned income is amortized to the income statement using the interest rate method over the term of the lease.

Cash and Cash Equivalents- For the purpose of computing the changes in cash flows for the fiscal years, cash equivalents include cash and highly liquid short-term investments with maturities of three months or less.

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

Investment in Subsidiary- The Company owns a 40% interest in Life Energy Natural Resources Inc., a company affiliated to the Company by common ownership. The Company accounts for this investment using the equity method. Accordingly, the investment is recorded at cost and adjusted for the Company's pro rata share of income or losses incurred by LENR. The pro rata share of the gain or loss is included in the statement of operations.

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

Reclassifications - Certain prior year amounts have been reclassified to conform to the 2002 presentation.

Recent accounting pronouncements- In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations", which mandates the purchase method of accounting for business combinations effective July 1, 2001. Management believes that the adoption of SFAS No. 141 will not materially impact the balance sheet, statement of operations, and statement of changes in cash flows and stockholder equity.

In June 2001, the FASB also issued Statement No. 142, "Goodwill and Other Intangible Assets", which governs the accounting and reporting for acquired goodwill and other intangible assets at acquisition and after initial recognition in the financial statements effective January 1, 2002. Management believes that the adoption of SFAS No. 142 will not materially impact the balance sheet, statement of operations, and statement of changes in cash flows and stockholder equity.

In October 2001, the FASB also issued Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", which supersedes existing standards for this area of accounting. SFAS No. 144 is effective January 1, 2002. Management believes that the adoption of SFAS No. 142 will not materially impact the balance sheet, statement of operations, and statement of changes in cash flows and stockholder equity.

Note 2. Fair Values of Financial Instruments

The carrying amounts of cash, gross investments net of unearned income, accounts payable, salaries and benefits payable, interest payable, bank overdrafts, notes payable to shareholders and advances from shareholder reported in the balance sheet are estimated by management to approximate fair value.

Note 3. Purchase of Subsidiary

On December 4, 2000, the Company, formerly Health-Pak, Inc., merged with Life Energy and Technology Holdings, Ltd. (LIFE). Pursuant to the merger agreement, the Company issued 5,691,893 shares of common stock to the former shareholders Health-Pak Inc.

The acquisition has been accounted for as a reverse acquisition with LIFE deemed the accounting acquirer.

As a result of the purchase, the Company recognized $2,284,643 as goodwill. Goodwill represents the difference between the fair market value of the stock issued on the date of the merger agreement and the fair market book value of the Company on the date of the merger.

Upon the merger, management elected to discontinue and to formalize a plan for the disposal of the former business operations of Health-Pak, Inc. In addition, management concluded the goodwill asset recognized upon the purchase of these operations would not be recoverable and accordingly has recognized and impairment charge of $2,284,643 in the year 2001 statement of operations.

Note 4. Net Income (Loss) per Share


The Company applies SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic net income per share has been computed based on the weighted average of common shares outstanding. Diluted net income per share gives the effect of outstanding stock options. The treasury stock method is used to calculate the dilutive effect of stock options issued and the if converted method is used to calculate the dilutive effect of the convertible preferred stock issued.

All of the net income reported in the financial statements is available to common shareholders.

Net income (loss) per common share has been computed as follows:



                                         2002            2002               2001              2001
                                         Basic          Diluted             Basic            Diluted
      Net Income (loss) from
       continuing operations           $12,077,441     $12,077,441        ($5,710,035)     ($5,710,035)
                                       ===========     ===========        ============     ============
      Weighted average of
       shares outstanding               20,185,162      20,185,162          11,214,420       11,214,420

      Weighted average of
       options outstanding                               6,870,276                                    0

      Weighted average of
       convertible preferred
       outstanding                                       6,853,989                                    0
                                       -----------     -----------        ------------    -------------
      Total equivalent shares           20,185,162      33,909,427          11,214,420       11,214,420
                                       ===========     ===========        ============     ============


Options to purchase 8,093,750 shares of common stock and preferred stock convertible into 6,853,989 shares of common stock were outstanding in fiscal years 2002 and 2001, but were not included for all of the fiscal year 2001 in the computation of diluted earnings per share because their effect would have been antidilutive.

Note 5. Authorization of Preferred Stock

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


Note 6. Common Stock Issued for Services

In March 2001, the Company issued 200,000 shares of common stock for consulting services. The Company used the market price of the common stock on the date of the issuance to value the transaction, or $142,000, which is included in the statement of operations for fiscal year 2001.

Note 7. Issuance of Series B Preferred Stock

During the fiscal year, the Company issued 5 million shares of Series B preferred stock to a vendor for the manufacture of fifty Biosphere Process'TM' systems. The Company used the market price of the common stock, which the preferred stock could be converted into on a one for one basis, to value the transaction. As a result, an equipment deposit of $14,750,000 is included in the balance sheet at May 31, 2002 and May 31, 2001.

In January 2001, the Company purchased 16 acres of land in Ireland for 245,986 shares of Series B preferred stock. The lower of cost or market value was recognized in the balance sheet at the time of the purchase, or $2,459,890.

In April 2001, the Company issued 1,608,000 shares of Series B preferred to purchase a 40% interest in Life Energy Natural Resources, Inc, a company affiliated to the Company by common ownership. The Company used the market price of the common stock, which the preferred stock could be converted into on a one for one basis, to value the transaction. Accordingly, $1,447,200 was recorded as an investment in affiliate at the date of the transaction.

Note 8. Common Stock Options

As part of compensation to employees and consultants, the Company granted common stock options from unissued common stock during fiscal year 2001. The Company has no formal stock option plan for employees. The following table summarizes information about fixed-price common stock options outstanding at May 31, 2002 and May 31, 2001.

                                                                      Number of       Exercise
                                                                       Options         Price
         Outstanding at inception, November 3, 2000                         0

         Granted                                                    8,093,750
         Cancelled                                                          0
         Exercised                                                          0
                                                                    ---------
         Outstanding at May 31, 2001                                8,093,750         $0.13

         Granted                                                            0
         Cancelled                                                          0
         Exercised                                                          0
                                                                    ---------
         Outstanding at May 31, 2002                                8,093,750         $0.13
                                                                    =========



The Company recognized $33,979 in compensation expense in the statement of operations as a result of warrants issued to consultants in fiscal year 2001.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and selected interpretations in accounting for its common stock options granted to employees. Accordingly, as all exercise prices of the warrants were equal to the market price of the common stock on the date of the grant, no compensation expense has been recognized for the options issued to employees. Had compensation expense for the common stock warrants issued to employees been determined based upon the fair value at the grant date for these awards consistent with the methodology prescribed under SFAS No.123, Accounting for Stock-Based Compensation, for fiscal year 2001, the Company's net loss would have been $6,162,305 and basic net loss per share would have been $(0.55).

For the purpose of determining compensation expense under SFAS No. 123, the fair value of the options granted to consultants is measured at the grant date using the Black-Scholes option pricing model with the following assumptions. The dividend yield is 0%, volatility is 112%, and the risk-free interest rate is 6.10%. The fair values of the options granted generated by the Black-Scholes option pricing model may not be indicative of the future benefit, if any, that may be received by the option holder.

Note 9. Addendum to the Consolidated Statement of Cash Flows

The following transactions during the fiscal year have been classified as non-cash transactions and have been excluded from the statement of cash flows for fiscal year 2001:

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


Note 10.  Discontinued Operations

The former business operations of the Company, conducted through its wholly owned subsidiary, Health-Pak, Inc., were discontinued and a formal plan for the disposal of Health-Pak was adopted upon the merger. In June 2000, Health-Pak Inc. filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court in the northern District of New York. Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petitions for relief are stayed while the debtor continues business operations as a debtor-in-possession.

Unsecured claims prior to the filing of the petition are reflected in the balance sheet of the debtor-in-possession as "liabilities subject to compromise". Additional liabilities subject to compromise may arise subsequent to the filing date resulting from the determination of the court.

Claims that are secured against the assets of the debtor-in-possession are also stayed by the court however the holders of such claims have the right to move the court for relief from the stay. These claims are categorized on the balance sheet of the debtor-in-possession as "liabilities not subject to compromise".

The debtor-in-possession has received approval from the court to pay certain pre-petition obligations such as wages and product warranties, however, the debtor-in-possession has determined that there is insufficient collateral to cover the interest portion of scheduled payments on its pre-petition debt obligations. Consequently, the debtor-in-possession has discontinued accruing the interest contractually due on those obligations. Contractual interest on those obligations amounts to $38,060 and $43,246 for the fiscal years ended May 31, 2002 and May 31, 2001, respectively.

The following are the balance sheet and statement of operations for the discontinued operations of Health-Pak, Inc. as of May 31, 2002 and May 31, 2001.



                                                                      31-May-02      31-May-01
         ASSETS
           Current assets:
              Cash                                                        $10,686         $2,970
              Accounts receivable                                          84,959        136,433
              Inventory                                                   155,115        153,748
                                                                      -----------    -----------
                  Total current assets                                    250,760        293,151

           Property and equipment:
              Land                                                        200,000        200,000
              Building                                                    586,000        586,000
              Machinery & equipment                                        60,000         60,000
              Leasehold improvements                                        3,000              0
              Office equipment                                              6,500          6,500
              Less accumulated depreciation                               (89,200)       (29,240)
                                                                      -----------    -----------
                  Net property and equipment                              766,300        823,260
                                                                      -----------    -----------


         Total Assets                                                  $1,017,060     $1,116,411
                                                                      ===========    ===========

         LIABILITIES & SHAREHOLDERS' EQUITY

           Current liabilities:
              Liabilities subject to compromise                          $171,867       $166,248
              Liabilities not subject to compromise                       290,933        208,944
                                                                      -----------    -----------

                  Total current liabilities                               462,800        375,192

              Liabilities subject to compromise                           450,765        581,193
              Liabilities not subject to compromise                       668,466        748,967
              Loan payable to shareholder                                 109,267          5,300

           Shareholders' Equity:
              Common stock                                                $11,384        $11,384
              Additional paid in capital                                2,686,748      2,686,748
              Accumulated deficit                                      (3,372,370)    (3,292,373)
                                                                      -----------    -----------
                   Total shareholders' equity                            (674,238)      (594,241)
                                                                      -----------    -----------

         Total liabilities & shareholders' equity                      $1,017,060     $1,116,411
                                                                      ===========     ===========


                                                                   31-May-02        31-May-01
          Net sales                                                $995,347       $1,110,778
          Cost of sales                                            (630,919)        (702,904)
                                                                  ----------      ----------

          Gross profit                                              364,428          407,874

          General and administrative expenses:

          Administration expense                                    422,296          229,771
          Impairment charge                                               0          152,317
                                                                  ----------      ----------

              Total general and administrative expenses             422,296          382,088
                                                                  ----------      ----------

          Net income (loss) before other income and expense         (57,868)          25,786

          Other income (expense):
              Rental Income                                          27,653           38,000
              Interest expense                                      (49,782)        (109,769)
                                                                  ----------      ----------

          Loss before extraordinary item, discontinued
          operations and income tax provision                       (79,997)         (45,983)

          Income tax provision                                            0                0
                                                                  ----------      ----------


          Net loss                                                 ($79,997)        ($45,983)
                                                                  ==========        =========



Note 11.  Commitments and Contingencies

The Company's wholly owned subsidiary, Health-Pak, Inc., has filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court in the northern District of New York in June 2000. In the event that the necessary financing required for Health-Pak's operations to continue under bankruptcy protection cannot be attained, the courts may require that the assets of Health-Pak be forcibly liquidated to satisfy the claims of its creditors. The Company would be contingently liable for certain additional legal and brokerage costs that would result from Health Pak, Inc. being forcibly liquidated. The management of Health-Pak Inc. cannot reasonably estimate the values that would be received for its assets under a forced liquidation by the court nor the additional legal and brokerage costs that would be incurred in this event. See Note 13 for a further discussion.

Note 12. Income Taxes

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


    Provision for income taxes is comprised of the following:

                                                                               31-May-02        31-May-01
    Net income (loss) before provision for income taxes                       $12,077,441      ($5,710,035)
                                                                              ===========      ===========

    Current tax expense:

    Federal                                                                            $0               $0
    State                                                                               0                0
                                                                              -----------      -----------
    Total                                                                              $0               $0

    Less deferred tax benefit:

    Loss carry-forward                                                          5,403,842       (1,792,519)
    Allowance for recoverability                                               (5,403,842)       1,792,519
                                                                              -----------      -----------
    Provision for income taxes                                                         $0               $0
                                                                              ===========      ===========


    A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:


    Statutory U.S. federal rate                                                        34%              34%
    Statutory state and local income tax                                               10%              10%
    Timing differences                                                                -44%             -44%
                                                                              -----------      -----------
    Effective rate                                                                      0%               0%
                                                                              ===========      ===========


    Deferred income taxes are comprised of the following:

    Loss carry-forward                                                          5,403,842        1,792,519
    Allowance for recoverability                                               (5,403,842)      (1,792,519)
                                                                              -----------      -----------

    Deferred tax benefit                                                               $0               $0
                                                                              ===========      ===========

Note 13. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk


In November 2001, the Company entered into a contract for two Biosphere Process'TM'(9) Systems with a private company located in Lebanon. The lease calls for the payment of $2,020,000 per year for twenty-five years. According to the lease, the Company maintains a security interest in the two systems and is not liable for any ongoing maintenance costs for the upkeep and operating of the machines. As a result of the transaction, the Company has recorded a gross investment asset of the net present value of the lease payments to be received of $24,373,378 in the balance sheet at May 31, 2002. The Company is exposed to significant credit risk by the transaction. The financial position of the Company would be materially adversely affected in the event of nonperformance.

In addition, the net liabilities of the discontinued operations of Health-Pak Inc could be in excess of that represented on the balance sheet in the event of a forced liquidation of the subsidiary as discussed in Note 11.


Note 14. Litigation

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


Note 15. Related Party Transactions

During the fiscal year ended May 31, 2002 and May 31, 2001, the president advanced the Company $1,349,632 and $756,691, respectively, for operations. In November 2001, the Company agreed to pay interest of 8.50% on these advances. Interest expense for these advances for the fiscal year 2002 is $53,661.

During the fiscal year ended May 31, 2001, certain shareholders of the Company loaned $4,370,000 to the Company for operations and the Company issued unsecured promissory notes. The notes payable carry interest of 8.5% and mature in November 2003. Accordingly, the Company has accrued interest expense of $371,452 and $212,695 in fiscal 2002 and fiscal 2001, respectively.

In April 2001, the Company issued 1,608,000 shares of Series B preferred to purchase a 40% interest in Life Energy Natural Resources, Inc (LENR), a privately held company. As a result, the Company has recognized a loss of $1,000,480 in the statement of operations for fiscal 2001 as a result of this investment.

---------------
(9) Biosphere Process'TM' & Biosphere'TM' are copyright trademarks of the Life Energy Partnership 1995.

Note 16. Restatement

Subsequent to the issuance of the annual report for the year ended May 31, 2001, management determined that certain fixed assets of the discontinued operations of Health-Pak Inc. needed to be restated to fair market value to properly account for the purchase of Health-Pak Inc in December 2000.

The restatement affected the balance sheet, statement of operations, loss per share, the statement of changes of cash flows and statement of changes in shareholders' equity for fiscal year ended May 31, 2001.

The following table sets forth the original account balances reported and the restated balances for the affected accounts and per share amounts.

                                                                       As Restated      As Reported
       Basic & diluted loss per share, continuing operations                 ($0.51)          ($0.47)
       Basic & diluted loss per share, discontinued operations               ($0.00)          ($0.02)
       Net loss                                                         ($5,756,018)     ($5,470,005)
       Net liabilities of discontinued operations                          $594,242         $308,229
       Shareholders' equity                                             $17,443,435      $17,729,448


Note 17. Property and Equipment

A summary of property and equipment at May 31, 2002 and May 31, 2001 is as follows:


                                                         5/31/02              5/31/01
         Land                                           2,459,890            2,459,890
         Equipment                                             $0           $9,587,910
         Office equipment                                  27,895               15,894
         Accumulated depreciation                         (10,234)             (15,577)
                                                       ----------          -----------
         Total                                         $2,477,551          $12,048,117
                                                       ==========          ===========

                                    PART III

Item 9.  Directors and Executive Officers Of The Registrant

  (a) and (b) Identification of directors and executive officers.


The following identification of officers and directors, including biographies, set forth the present officers and directors:

       Name                                  Age      Position
Dr. Albert Reynolds                          70       Chairman of the Board
Dr. Christopher A. McCormack                 39       President, Chief Executive
                                                      Officer and Director
Salim Ghafari                                42       Vice President, Director
Anthony Liberatore                           59       Vice President, Director
Michael Liberatore                           36       Secretary, Chief Financial Officer and
                                                      Director
William Meola                                56       Director

Profiles of the directors and officers of the Company are set forth below. All directors hold office until the next annual shareholders meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the board may be filled by majority vote of the remaining directors. Officers of the Company serve at the will of the board of directors, subject to the terms of employment agreements as discussed below. There is a corporate governance committee for compensation and audit. The members are Albert Reynolds, William Meola and Dr. Christopher McCormack. Election to the board of directors is for a period of one year and elections are ordinarily held at the Company's annual meeting of shareholders. The board of directors has regular meetings once a year, after the annual meeting of shareholders, for the purpose of electing the officers of the Company.

There are presently no vacancies on the board of directors. Anthony Liberatore and Michael A. Liberatore are father and son. There are no other family relationships between officers and directors.

Profiles of Officers and Directors:

Dr. Albert Reynolds, Chairman of the Board of Directors.

Life Energy & Technology Holding Inc. is chaired by Dr. Albert Reynolds, former Prime Minister of the Republic of Ireland. Dr. Reynolds is a self-made businessman who started his career in the entertainment sector. He later developed a number of food processing firms, which continue to serve international markets. Following his successful business career, Dr. Reynolds was elected to the Irish Parliament in 1977 and held a number of Ministerial posts before serving as Prime Minister from 1992 to 1994. He was a major contributor to the Northern Island peace process and to creating the strong economic base that Ireland enjoys today. Dr. Reynolds has a distinguished track record of experience in the political and business spheres including extensive diplomatic relationships in the Middle East and North Africa. In addition to his duties with the Company, Dr. Reynolds currently also serves as

Chairman of the Board of Bula Resources Holdings (Plc), a position which he has held since March 1999. Dr. Reynolds was also nominated for a Nobel Peace Prize. He holds many honorary degrees. He has extensive international experience in politics and business and brings both experience and international recognition to Life Energy & Technology Holdings Inc.

Dr. Christopher A. McCormack, President, Chief Executive Officer and Director

Dr. Christopher A. McCormack is, in addition to his position with the Company, the Chief Executive Officer of Maxol & CB Biofuels and the inventor of the DiGenter Process'TM'(10) for BioEthanol'TM'(11) production from biomass. Dr. McCormack also serves as a strategic management consultant and Managing Director of McCormack Consultants, Dublin. Dr. McCormack was educated at University College, Dublin, and the National University of Ireland, (B.Sc., 1st Class Hons, 1995, Ph.D., 1997). Dr McCormack is a postdoctoral alumnus of the University of California at Berkeley and holds an N.I.H.C. awarded by the National Institutes of Health, Bethesda MD., and is both a distinguished Fulbright Scholar and a Fogarty Fellow, with elected memberships to both the Physiological Society and the Association for Research in Vision and Ophthalmology. In addition, Dr McCormack has previously been commended by the Nuffield Foundation and the American Physiological Society and is the author of over 100 technical and scientific contributions, including several patents for the production of ethanol as a green fuel alternative from biomass, surpluses and other waste materials. Dr McCormack's business experience stems from a firm commitment to the environment and an overriding conviction to socially responsible company development and management. The DiGenter'TM' process, recognized by the Ford Motor Company as being of global significance (Dublin September 1999), was developed from his interests in extending and preserving finite fossil fuel resources while in addition re-mediating harmful environmental emissions and assisting fossil fuel preservation. A member of the International Road Transport Union since 1996, Dr McCormack served as the first ever Director General of the Irish Road Haulage Association, and was credited with revolutionizing the Irish transport industries public image in Europe. He has previously been involved in and advised a number of environmentally friendly companies promoting alternatives both to landfill and older unsustainable polluting technologies. In addition he has advised and provides strategic planning to a number of publicly quoted international oil companies. Dr McCormack is the inventor of and has spearheaded the development of the Biosphere Process'TM' and while simultaneously leading the due diligence efforts examining potential competing technologies whilst the Biosphere Process'TM' was under development. Dr McCormack was President and Chief Executive Officer of Life Energy Technology Holdings Ltd., the Company's subsidiary since its inception and has served in the same capacity for the Company since December 4, 2000.

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


----------
(10) DiGenter Process is a copyright trademark of McCormack Consultants 1985 and by the Company

(11) BioEthanol is a copyright trademark of McCormack Consultants 1985 and by the Company

Anthony Liberatore, Senior Vice President, Director

Anthony Liberatore served as President, Chief Executive Officer and Chairman of the Board of directors of the Company from April 30, 1991 until December 4, 2000. Mr. Liberatore served in the same capacity for Health-Pak New York since its formation in 1985. From May 30, 1980 until 1985 Mr. Liberatore was employed as a senior procurement specialist by the Utica, New York based North American Division of International Computers Ltd., a British corporation. From 1970 until 1980, Mr. Liberatore was a general manager of Disposable Profiles/Spartan Healthcare Inc. ("Disposable"), also based in Utica, New York, a wholly owned subsidiary of the Palm Beach Company of Cincinnati, Ohio, which manufactured and marketed non-woven disposable products for the medical market.

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

  (f) Other Involvement in Certain Legal Proceedings

  There have been no events under any bankruptcy act (except as discussed herein with respect to Health-Pak New York), no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

  Item 10.  Executive Compensation

  The following table sets forth information relating to remuneration received by officers and directors as of May 31, 2002, the end of the Company's most recent fiscal year, as well as indicating the compensation agreements for fiscal 2002:

---------------------------------------------------------------------------------------------------------------
                                        Annual Compensation                              Long Term Compensation
---------------------------------------------------------------------------------------------------------------
 Name and Principal            Year     Salary           Bonus      Restricted      Share     All Other
 Position                                                           Awards                    Compensation
---------------------------------------------------------------------------------------------------------------
 Dr. Albert Reynolds           2002     $450,000                                              $12,000
---------------------------------------------------------------------------------------------------------------
 Dr.Christopher McCormack      2002     $450,000                                              $12,000
---------------------------------------------------------------------------------------------------------------
 Anthony Liberatore            2002     $120,000                    812500 Warrants(2)        $12,000
---------------------------------------------------------------------------------------------------------------
 Michael Liberatore            2002     $72,000                                               $12,000
---------------------------------------------------------------------------------------------------------------
 Salim Ghafari                 2002     $120,000                                              $12,000
---------------------------------------------------------------------------------------------------------------
 William Meola                 2002     $52,000                     281250 Warrants(2)        $ 6,000
---------------------------------------------------------------------------------------------------------------



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

The Company has entered into written employment agreements with each of the parties listed above. Each of the written agreements with management are for a period of ten (10) years and contain certain provisions relating to termination in the event of misconduct by the employee and indemnification of each person to full extent provided by Delaware law.

in place.

Each of the Company's employees, including officers and directors, may receive annual bonuses, either in the form of cash payments or the issuance of Common Stock Purchase Options It is the policy of the Company with respect to the issuance of Options that any such Options will be exercisable at the "fair market value" of the Company's common stock on the date of the grant of such Option.

Except as herein above described, the Company has no other employment contracts. Further, it has no retirement, pension, profit sharing, insurance or medical reimbursement plan covering its officers or directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth at May 31, 2002, the stock ownership of each person known by the Company to be a beneficial owner of five per cent (5%) or more of the Company's Common Stock, individually and as a group.


                                                          Number             Percentage
                             Relationship               of shares                of
 Name and Address             to Company                                      class (1)
------------------------    ----------------          -------------         -------------
Anthony J. Liberatore          Officer, Director         1,667,326              11.74
Elizabeth Liberatore (2)       Shareholder
307 Tumbleweed Drive
Utica, NY 13502

Chalise Investments            Shareholder               2,346,000              11.74
Fernleigh House
Place Road
Douglas Isle of Man,

Eden Development               Shareholder               2,346,000              11.74
Fernleigh House
Place Road
Douglas Isle of Man,

McIntosh Enterprises Ltd.      Shareholder               2,346,000              11.74
19 Mount Havelock
Douglas Isle of Man
IM1 2QC

Michael Liberatore             Officer, Director            50,000                .025
105 Evergreen Drive
Utica, NY 13502


William Meola                       Officer, Director       33,195                .0166
1119 Columbus Ave.
Utica, NY 13501

Dr. Christopher McCormack           Officer, Director      735,000               3.68
St. Augustine Offinton Ave
Sutton Dublin 13, Ireland

Albert Reynolds                     Officer, Director      735,000               3.68
18 Aylesbury Road
Dublin 2, Ireland

Mark Liberatore                     Stockholder          1,775,718               9.889
448 Oakdale Ave
Utica, NY 13502

Officers and  Directors as a
Group (5 persons) (1)                                    3,220,521              16.12


--------------------------
(1) These Shares represent a portion of the total Shares owned by the Liberatore Family which, when combined with the Shares owned by Michael Liberatore, an officer and director of the Company and other members of the Liberatore family total 3,693,044. As mentioned earlier, the Liberatore Family has agreed to cancel approximately 1,000,000 of these Shares in exchange for the re-conveyance to the Liberatore Family of 100% of the capital stock of Health-Pak New York, the Company's bankrupt subsidiary whose operations have been terminated. As part of this transaction, the Liberatore Family has agreed to cause Health-Pak New York to convey to the Company the building and property owned at 2005 Beechgrove Place, Utica, NY. The final number of Shares that will be surrendered depends in major part upon the final valuation of this property and upon the terms and conditions, if any, imposed by the Bankruptcy Court in approving this transaction. Final approval of the Bankruptcy Court is expected by the end of calendar year 2002.

(2) These Shares are owned jointly by Anthony Liberatore and his wife Elizabeth Liberatore.

(3) Mark Liberatore is the son of Anthony Liberatore. However, he is neither an officer or director of the Company and he is independent of his father.

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

As discussed above, although Health-Pak New York has filed a reorganization plan in late August as required by the Court, finalization of the reacquisition of the capital stock of Health-Pak New York by the Liberatore family and the conveyance of Beechgrove property to the Company is dependent upon the approval of that plan by the creditors of Health-Pak New York and the ability of the Company fund the initial payment to such creditors in the amount of approximately $130,000. Should either of these contingencies not occur, the Company's plans would be impacted.

ITEM 13.  Certain Relationships And Related Transactions

Compliance with Section 16(a) of the Exchange Act.

The Company is registered pursuant to Section 12 of the Securities Exchange Act of 1934 and, by reason thereof, all officers, directors and 10% or more shareholders of the Company became obligated to file Forms 3, 4 and 5, describing the ownership of securities in the Company and any changes thereto, as they may apply, since that date.


                                     PART IV

ITEM 14.    Exhibits, Financial Statement Schedules And Reports On Form 8-K



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

       11. Statement re: computation of per share earnings, see "Financial Statements-Statement of Operations and note 18."

       21.  Subsidiaries of the registrant. Filed as Exhibit 21.

       23(b) Form 8-K filings one (1) filed during first quarter ended
       August 31, 2001. On August 28, 2001 the Company filed form 8-K announcing A change in the Registrants certifying accountant to Donahue and Associates the Company's present accounting firm.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Life Energy & Technology Holdings, Inc.


Date: September 14, 2002          By:/s/ Dr. Christopher McCormack
                                  ________________________________
                                  Dr. Christopher McCormack, Chief Executive
                                  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: September 14, 2002         By:/s/ Dr. Albert Reynolds
                                  _________________________________
                                  Dr. Albert Reynolds, Chairman of the Board of
                                  Director

Dated: September 14, 2002         By:/s/ Dr. Christopher McCormack
                                  _________________________________
                                  Dr. Christopher McCormack, President, Chief
                                  Executive Officer & Director

Dated: September 14, 2002         By:/s/ Salim Ghafari
                                  _________________________
                                  Salim Ghafari, Vice President and Director

Dated: September 14, 2002         By:/s/ Anthony Liberatore
                                  __________________________
                                  Anthony Liberatore, Vice President and
                                  Director

Dated: September 14, 2002         By:/s/ Michael Liberatore
                                  ____________________
                                  Michael Liberatore, Secretary, Chief Financial
                                  Officer and Director

Dated: September 14, 2002         By:/s/ William Meola
                                  _________________________
                                  William Meola, Director

                            STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as..........................'TM'
The degree symbol shall be expressed as.............................[d]