Form 10QSB
period 2002-08-31
LIFE ENERGY & TECHNOLOGY HOLDINGS INC
filed 2002-10-02
CIK 840823

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                          Quarter Ended August 31, 2002

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

YES X      NO
   ---         ---

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


Class                                      Outstanding at October 1, 2002
Common stock, $0.002 par value                     19,841,893


                                TABLE OF CONTENTS




Part 1. Financial Information                                                             Page 3

     Item 1. Condensed Consolidated Financial Statements:

             Balance sheet as of August 31, 2002 and May 31, 2002                           F-1

             Statement of income (loss) for three months ended August 31, 2002
             and 2001                                                                       F-2

             Statement of cash flows for three months ended August 31, 2002 and  2001       F-3

             Statement of changes in shareholders equity for the period November 3,
             2000 through August 31, 2002                                                   F-4

             Notes to condensed consolidated financial statements                       F-5 to F-13

     Item 2. Management's discussion and analysis of financial condition

Part II. Other information

Signatures

Exhibits

                         PART I: FINANCIAL INFORMATION

ITEM 1. Financial statements.

    The following condensed consolidated financial statements have been prepared by Life Energy & Technology Holdings, Inc. (the 'Company' or 'LETH') pursuant to the rules and regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934 as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the condensed consolidated financial statements include all adjustments (consisting only of adjustments of a normal, recurring nature) necessary to present fairly the financial information set forth herein. Operating results for the three month period ended August 31, 2002 are not necessarily indicative of the results that may be expected for year ending
May 31, 2003.

    These condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in Form 10-KSB for the year ended May 31, 2002.

                    Life Energy and Technology Holdings, Inc.
                      Unaudited Consolidated Balance Sheets
                     As of August 31, 2002 and May 31, 2002



                                                                                           31-Aug-02        31-May-02

ASSETS

  Current assets:
      Cash                                                                                      $1,177           $1,056
      Gross investment (net of unearned income)- current portion                               813,819          813,819
                                                                                           ------------     ------------
         Total current assets                                                                  814,996          814,875

  Property and equipment (net of accumulated depreciation of
        ($12,576 at 8/31/02 and $10,234 at 5/31/02)                                          2,475,209        2,477,551
  Other assets:
      Gross investment (net of unearned income)                                             23,559,559       23,559,559
      Investment in affiliate                                                                  288,964          288,964
      Equipment deposit                                                                     14,750,000       14,750,000
                                                                                           ------------     ------------
        Total assets                                                                       $41,888,728      $41,890,949
                                                                                           ============     ============

LIABILITIES & SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                                                                      $ 1,685,275      $ 1,670,999
     Salaries & benefits payable                                                             4,407,873        3,719,375
     Interest payable                                                                           58,284           53,661
     Bank overdraft                                                                             60,856           27,986
                                                                                           ------------     ------------
         Total current liabilities                                                           6,212,288        5,472,021

     Notes payable to shareholders                                                           5,047,805        4,954,178
     Advance payable to officer                                                              1,393,132        1,349,632
                                                                                           ------------     ------------
         Total liabilities                                                                   6,440,937        6,303,810

     Net liabilities of discontinued operations to be disposed of                              668,995          674,239

  Shareholders' Equity:

     Series A preferred stock, one share convertible to one share of common;
       no stated dividend, stated value $15, 10,000,000 shares authorized none issued                0                0
     Series B preferred stock, one share convertible to one share of common;
       no stated dividend, stated value $10, 16,000,000 shares authorized,
       6,853,989 shares issued and outstanding                                              18,657,090       18,657,090
     Common stock, $.002 par value; authorized 100,000,000 shares,
      issued and outstanding 19,841,893 at 8/31/02 and at 5/31/02                               39,684           39,684
     Additional paid in capital                                                              4,502,679        4,502,679
     Accumulated deficit                                                                     5,367,055        6,241,426
                                                                                           ------------     ------------
         Total shareholders' equity                                                         28,566,508       29,440,879
                                                                                           ------------     ------------
         Total liabilities & shareholders' equity                                          $41,888,728      $41,890,949
                                                                                           ============     ============


See the notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
                 Unaudited Consolidated Statements of Operations
           For the Quarters Ended August 31, 2002 and August 31, 2001


                                                                                   31-Aug-02       31-Aug-01

Sales revenues                                                                          $0            $0
Cost of sales                                                                            0             0
                                                                               ------------   -----------

Gross profit on sales                                                                    0             0

General and administrative expenses:
     Salaries & benefits expense                                                   629,520       503,263
     Administration expenses                                                       149,999       231,455
                                                                               ------------   -----------
    Total general and administrative expenses                                      779,519       734,718
                                                                               ------------   -----------

Net income (loss) from continuing operations                                      (779,519)     (734,718)

Other income (expense):
    Loss on investment in affiliate                                                      0          (120)
    Interest expense                                                              (100,096)      (94,810)
                                                                               ------------   -----------
Net income (loss) before tax provision                                            (879,615)     (829,648)

Provision for income taxes                                                               0             0
                                                                               ------------   -----------
Net income (loss) from continuing operations                                      (879,615)     (829,648)

Net income (loss) from discontinued operations                                       5,244       (17,101)
                                                                               ------------   -----------
Net income (loss)                                                                ($874,371)    ($846,749)
                                                                               ============   ===========

Basic net income (loss) per common share
 Income (loss) from continuing operations                                           ($0.04)       ($0.04)
 Income (loss) from discontinued operations                                          $0.00        ($0.00)
                                                                               ------------   -----------
 Income (loss) per share                                                            ($0.04)       ($0.04)
                                                                               ============   ===========

Fully diluted net income (loss) per common share
 Income (loss) from continuing operations                                           ($0.04)       ($0.04)
 Income (loss) from discontinued operations                                          $0.00        ($0.00)
                                                                               ------------   -----------
 Income (loss) per share                                                            ($0.04)       ($0.04)
                                                                               ============   ===========

Weighted average of common shares outstanding:
 Basic                                                                          19,841,893    20,891,893
 Fully diluted                                                                  19,841,893    20,891,893


See the notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
                 Unaudited Consolidated Statements of Cash Flows
           For the Quarters Ended August 31, 2002 and August 31, 2001


                                                                                31-Aug-02       31-Aug-01
Operating Activities:
  Net income (loss) from continuing operations                                  ($879,615)      ($829,648)

  Adjustments to reconcile net loss items not requiring the use of cash:
     Depreciation                                                                   2,342          97,927
     Loss on investment in affiliate                                                    0             120
     Salary expense                                                               688,498          92,504
     Interest expense                                                              98,250         336,883

Changes in operating assets and liabilities:
     Accounts payable                                                              14,276        (507,400)
     Bank overdraft                                                                32,870         (45,328)
                                                                                ----------     -----------
Net cash provided by (used by) operations                                         (43,379)       (854,942)

Investing Activities:
     Purchase and acquisition of property and equipment                                 0         (12,000)
                                                                                ----------     -----------
Net cash provided by (used by) investing activities                                     0         (12,000)

Financing activities:
     Advances from shareholder                                                     43,500         867,500
Net cash provided by financing activities                                          43,500         867,500
                                                                                ----------     -----------
Net cash provided by continuing operations                                            121             558

Cash balance at the beginning of the year                                           1,056              75
                                                                                ----------     -----------
Cash balance at end of the fiscal year                                             $1,177            $633
                                                                                ==========     ===========

Supplemental disclosures of cash flow information:
     Interest paid during the period (continuing operations)                       $1,844              $0
     Interest paid during the period (discontinued operations)                         $0         $10,962
     Income taxes paid during the period (continuing operations)                       $0              $0
     Income taxes paid during the period (discontinued operations)                     $0              $0




See the notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
       Unaudited Consolidated Statement of Changes in Shareholders' Equity
               From Inception, November 3, 2000 to August 31, 2002



                                  Common       Common     Preferred   Preferred      Paid in     Accumulated
                                  Shares     Par Value      Shares      Value        Capital       Deficit       Total

Balance at inception                     0         $0            0           $0            $0            $0            $0

Issuance of common stock        15,000,000     30,000                               2,630,000                   2,660,000

Purchase of subsidiary           5,691,893     11,384                               1,695,000                   1,706,384

Issued common stock
  for consulting services          200,000        400                                 141,600                     142,000

Issued preferred stock
  to purchase land                                         245,989    2,459,890                                 2,459,890

Issued preferred stock to
purchase
 investment interest in LENR                             1,608,000    1,447,200                                 1,447,200

Issued preferred stock
  for equipment deposit                                  5,000,000   14,750,000                                14,750,000

Issued common stock warrants
  for consulting services                                                              33,979                      33,979

Net loss for the fiscal year                                                                     (5,756,018)   (5,756,018)
                                -----------  ---------   ---------  ------------   -----------  ------------  ------------
Balance at May 31, 2001         20,891,893     41,784    6,853,989   18,657,090     4,500,579    (5,756,018)   17,443,435

Shares returned to treasury     (1,050,000)    (2,100)                                  2,100                           0

Net income for the fiscal year                                                                   11,997,444    11,997,444
                                -----------  ---------   ---------  ------------   -----------  ------------  ------------
Balance at May 31, 2002         19,841,893     39,684    6,853,989   18,657,090     4,502,679     6,241,426    29,440,879

Net income for the period                                                                          (874,371)     (874,371)
                                -----------  ---------   ---------  ------------   -----------  ------------  ------------
Balance at August 31, 2002      19,841,893    $39,684    6,853,989  $18,657,090    $4,502,679    $5,367,055   $28,566,508
                                ===========  =========   =========  ============   ===========  ============  ============


See the notes to the financial statements.
Life Energy and Technology Holdings, Inc.
Unaudited Notes to the Consolidated Financial Statements
For Quarters Ended August 31, 2002 and August 31, 2001


Note 1.  Nature of Business and Significant Accounting Policies

Life Energy and Technology Holdings, Inc. (the Company), formerly Health-Pak, Inc., is a Delaware state corporation organized in December 1987. On December 4, 2000, the Company acquired Life Energy and Technology, Ltd., a company organized on November 3, 2000 in the Republic of Ireland. Upon the conclusion of the acquisition transaction, the Company changed its to Life Energy and Technology Holdings, Inc (LIFE).

Pursuant to the acquisition agreement, the former business operations of Health-Pak, Inc., a plan for the disposal of the operations was adopted by management.

The Company is the developer the Biosphere Process'TM'(1) System, which is an autonomous multifuel micro-power electricity generation system that the company is marketing to sell or to lease to government entities and corporate clients worldwide. The current officers and principal shareholders of the Company completed the development of the Biosphere Process'TM' System in mid-year 2000. The Biosphere Process'TM' System, a mobile, modular, micro-power plant consumes and recycles 100% of traditional waste materials such as; municipal solid waste, agricultural and forestry wastes, industrial or medical wastes, animal wastes, and/or traditional fossil fuels (coal, oil, gas, peat) or oil industry wastes such as while producing renewable electricity. The Company recognized its first sale's in November 2001.

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

Revenue and Cost Recognition- The Company recognizes sale revenues upon delivery of the Biosphere Process'TM' System to the buyer. Costs of sales includes the costs to manufacture and deliver the system to the purchaser and is recognized upon the complete manufacture and delivery of the system to the buyer. Leases of the Biosphere Process'TM' System are accounted for as a sales type lease. Accordingly, the sales revenue recorded is the net present value of the minimum lease payments to be received over the life of the lease using the interest rate implicit in the lease


--------
(1) Biosphere Process'TM' & Biosphere'TM' are copyright trademarks of the Life Energy Partnership 1995.

contract at lease inception. The net of the total minimum lease payments to be received on the lease and the unamortized present value of unearned income is recorded in the balance sheet as "gross investment". The unearned income of the lease is amortized to the statement of operations using the interest rate method over the term of the lease.

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

Investment in Subsidiary- The Company owns a 40% interest in Life Energy Natural Resources Inc., a company affiliated to the Company by common ownership. The Company accounts for this investment using the equity method. Accordingly, the investment is recorded at cost and adjusted for the Company's pro rata share of income or losses incurred by LENR for the fiscal year.

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

Note 2. Net Income (Loss) per Share

The Company applies SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic net income per share has been computed based on the weighted average of common shares outstanding. Diluted net income per share gives the effect of outstanding stock options and outstanding preferred stock convertible into common stock. The treasury stock method is used to calculate the dilutive effect of stock options issued and the "if converted" method is used to calculate the dilutive effect of the convertible preferred stock outstanding.

All of the net income reported in the financial statements is available to common shareholders.

Net income (loss) per common share has been computed as follows:


                                            8/31/02       8/31/02        8/31/01      8/31/01
                                             Basic        Diluted         Basic       Diluted

       Net Income (loss) from
        continuing operations                 ($874,371)   ($874,371)     ($846,749)   ($846,749)
                                           ============= ============  ============= ============
       Weighted average of
        shares outstanding                   19,841,893   19,841,893     20,891,893   20,891,893

       Weighted average of
        options outstanding                                        0                           0

       Weighted average of
        convertible preferred
        outstanding                                                0                           0
                                           ------------- ------------  ------------- ------------
       Total equivalent shares               19,841,893   19,841,893     20,891,893   20,891,893
                                           ============= ============  ============= ============
       Net income (loss) per
        common share from
        continuing operations                    ($0.04)      ($0.04)        ($0.04)      ($0.04)
                                           ============= ============  ============= ============


Options to purchase 8,093,750 shares of common stock and preferred stock convertible into 6,853,989 shares of common stock were outstanding at August 31, 2002 and August 31, 2001. The share equivalents of the options and convertible preferred outstanding were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

Note 3. Common Stock Options

As part of compensation to employees and consultants, the Company granted common stock options from unissued common stock during fiscal year 2001. The Company has no formal stock option plan for its employees. The following table summarizes information about common stock options outstanding at August 31, 2002.


                                                    Number of           Exercise       Years to
                                                     Options             Price         Maturity

Outstanding at inception, November 3, 2000                   0

Granted                                              8,093,750
Cancelled                                                    0
Exercised                                                    0
                                                    -----------
Outstanding at May 31, 2001                          8,093,750             $0.13           2.43

Granted                                                      0
Cancelled                                                    0
Exercised                                                    0
                                                    -----------
Outstanding at May 31, 2002                          8,093,750             $0.13           1.43

Granted                                                      0
Cancelled                                                    0
Exercised                                                    0
                                                    -----------
Outstanding at August 31, 2002                       8,093,750             $0.13           1.18
                                                    ===========


Note 4.  Discontinued Operations

The former business operations of the Company, conducted through its wholly owned subsidiary, Health-Pak, Inc., were discontinued and a formal plan for the disposal of Health-Pak was adopted upon the acquisition by management. In June 2000, Health-Pak Inc. filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court in the northern District of New York. Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petitions for relief are stayed while the debtor continues business operations as a debtor-in-possession.

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

The following are the balance sheet and statement of operations for the discontinued operations of Health-Pak, Inc. as of August 31, 2002 and August 31, 2001.


                                                                   31-Aug-02     31-May-02

          ASSETS

            Current assets:
               Cash                                                   $3,857       $10,686
               Accounts receivable                                   118,570        84,959
               Inventory                                             172,944       155,115
                                                                ------------- -------------
                   Total current assets                              295,371       250,760

            Property and equipment:
               Land                                                  200,000       200,000
               Building                                              586,000       586,000
               Machinery & equipment                                  60,000        60,000
               Leasehold improvements                                  3,000         3,000
               Office equipment                                        6,500         6,500
               Less accumulated depreciation                         (91,091)      (89,200)
                                                                ------------- -------------
                   Net property and equipment                        764,409       766,300
                                                                ------------- -------------
          Total Assets                                            $1,059,780    $1,017,060
                                                                ============= =============

          LIABILITIES & SHAREHOLDERS' EQUITY

            Current liabilities:
               Liabilities subject to compromise                    $178,224      $171,867
               Liabilities not subject to compromise                 308,806       290,933
                                                                ------------- -------------
                   Total current liabilities                         487,030       462,800

               Liabilities subject to compromise                     439,646       450,765
               Liabilities not subject to compromise                 695,832       668,466
               Loan payable to shareholder                           106,267       109,267

            Shareholders' Equity:
               Common stock                                          $11,384       $11,384
               Additional paid in capital                          2,686,748     2,686,748
               Accumulated deficit                                (3,367,127)   (3,372,370)
                                                                ------------- -------------
                    Total shareholders' equity                      (668,995)     (674,238)
                                                                ------------- -------------
          Total liabilities & shareholders' equity                $1,059,780    $1,017,060
                                                                ============ =============



                                                                       31-Aug-02     31-Aug-01

          Net sales                                                     $211,256      $ 278,144
          Cost of sales                                                  (96,399)     (166,173)
                                                                       ----------   -----------
          Gross profit                                                   114,857       111,971

          General and administrative expenses:

          Administration expense                                         109,594       126,765
                                                                       ----------   -----------
              Total general and administrative expenses                  109,594       126,765
                                                                       ----------   -----------

          Net income (loss) before other income and expense                5,263       (14,794)

          Other income (expense):
              Rental Income                                                    0         8,653
              Interest expense                                               (20)      (10,962)
                                                                       ----------   -----------
          Loss before extraordinary item, discontinued
             operations and income tax provision                           5,243       (17,103)

          Income tax provision                                                 0             0
                                                                       ----------   -----------
          Net loss                                                        $5,243      ($17,103)
                                                                       ==========   ===========




Note 5.  Commitments and Contingencies

The Company's wholly owned subsidiary, Health-Pak, Inc., has filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court in the northern District of New York in June 2000. In the event that the necessary financing required for Health-Pak's operations to continue under bankruptcy protection cannot be attained, the courts may require that the assets of Health-Pak be forcibly liquidated to satisfy the claims of its creditors. The Company would be contingently liable for certain additional legal and brokerage costs that would result from the forced liquidation of Health Pak, Inc. The Company has accrued $90,000 in contingent expense on the balance sheet of Health-Pak Inc. to account for this contingency.

Note 6. Income Taxes


     Provision for income taxes is comprised of the following:


                                                                             31-Aug-02      31-Aug-01

     Net income (loss) before provision for income taxes                      ($879,615)     ($829,648)
                                                                             ===========    ===========
     Current tax expense:

     Federal                                                                         $0             $0
     State                                                                            0              0
                                                                             -----------    -----------
     Total                                                                           $0             $0

     Less deferred tax benefit:

     Loss carry-forward                                                         532,063       (292,483)
     Allowance for recoverability                                              (532,063)       292,483
                                                                             -----------    -----------
     Provision for income taxes                                                      $0             $0
                                                                             ===========    ===========

     A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

     Statutory U.S. federal rate                                                    34%             34%
     Statutory state and local income tax                                           10%             10%
     Timing differences                                                            -44%            -44%
                                                                             -----------    -----------
     Effective rate                                                                  0%              0%
                                                                             ===========    ===========

     Deferred income taxes are comprised of the following:

     Loss carry-forward                                                         532,063        292,483
     Allowance for recoverability                                              (532,063)      (292,483)
                                                                             -----------    -----------
     Deferred tax benefit                                                            $0             $0
                                                                             ===========    ===========


Note 7. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

In November 2001, the Company entered into a contract for the lease of two Biosphere Process'TM'(2) Systems with a private company located in Lebanon. The lease calls for the payment of $2,020,000 per year for twenty-five years. According to the lease, the Company maintains a security interest in the two systems and is not liable for any ongoing maintenance costs for the upkeep and operating of the machines. As a result of the transaction, the Company has recorded a gross investment asset of the lease payments to be received, discounted at an interest rate of 6.68%, of $24,373,378 on the balance sheet at August 31, 2002.

The Company is exposed to significant credit risk by this transaction. In the event of non-performance of the counter-party to this lease, the financial position of the Company would be materially adversely affected.

The Company's business activities supported by the president in a significantly material way. A withdrawal of this support would have a material adverse affect on the financial position of the Company.

In addition, the net liabilities of the discontinued operations of Health-Pak Inc pose significant off balance sheet risk that could be in excess of that represented on the balance sheet at May 31, 2002 and May 31, 2001. The Company's wholly owned subsidiary, Health-Pak, Inc., has filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court in the northern District of New York in June 2000. In the event of a forced liquidation of the subsidiary by the bankruptcy court, the value received by the Company for the assets of its subsidiary could be significantly less than the fair market value of these assets estimated by management.

Note 8. Related Party Transactions

During the quarter ended August 31, 2002, the president advanced the Company $1,393,132 for its operations. Interest expense for these advances for the quarter is $29,142.

Upon the Company's inception in November 2000, certain shareholders of the Company loaned $4,370,000 to the Company for operations and the Company issued unsecured promissory notes in return. The promissory notes carry interest of 8.5% and mature in a balloon payment in November 2003.

Note 9. Property and Equipment

A summary of property and equipment at August 31, 2002 and May 31, 2002 is as follows:


                                                  8/31/02              5/31/02

         Land                                      $2,459,890          $2,459,890
         Office equipment                              27,895              27,895
         Accumulated depreciation                     (12,576)            (10,234)
                                                 -------------        ------------
         Total                                     $2,475,209          $2,477,551
                                                 =============        ============


Item 6. Management's Discussion and Analysis or Plan of Operation.

Background.

Life Energy and Technology Holdings, Inc. (the Company), formerly Health-Pak, Inc., is a Delaware state corporation organized in December 1987. On December 4, 2000, the Company acquired Life Energy and Technologies Holdings, Ltd. (LIFE), a company organized in November 2000 in the Republic of Ireland. Upon the conclusion of the acquisition transaction, the Company changed its name from Health-Pak, Inc. to Life Energy and Technology Holdings, Inc.

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

I. Consolidated Results of Operations.

Upon the inception of the Company in November 2000 and the acquisition by Health Pak, Inc in December 2000, the Company established its head office in Utica, New York. The Company retained the former management of the Health Pak Inc. to manage the Company's operations.

In February 2001 the Company took delivery in Ireland of the two Biosphere Process'TM' systems. The costs to build the system, which was manufactured in Russia, was $9,500,000. The system was transferred to North Africa to be used as a model for potential buyers of the Biosphere Process'TM' system.

In November 2001, the Company entered into a contract to lease the two Biosphere Process'TM'(3) Systems to a private company located in Lebanon. The lease calls for the payment of $2,020,000 per year for twenty-five years. According to the lease, the Company maintains a security interest in the two systems and is not liable for any ongoing maintenance costs for the upkeep and operating of the machines. As a result of the transaction, the Company has recorded sales revenues of $24,474,652 for the year ended May 31, 2002, which represents the discounted future cash flows from the lease at 6.68%. The undepreciated cost of the two systems at the time of the sale was $9,381,634 and is recorded as a cost of sale. As a result, the Company has recognized $15,093,018 in gross profits on sales for the fiscal year ended May 31, 2002.

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

Salaries and benefits expenses for Q12002 were $629,520 as compared to $503,263 in Q12001. Currently there are twelve contracted employees as opposed to eleven last year. Salaries and benefits expenses are somewhat higher this quarter due to annual increases for some of the employees in the United States.

Administrative expenses for Q12002 was $149,999 as compared to $231,455 for Q12001. Below is a table comparing the administrative expenses of the firm for the quarters.


                                                     31-Aug-02         31-Aug-01

          Promotion                                         $0            $4,167
          Depreciation office equipment                  2,342                 0
          Depreciation-Biosphere prototype                   0            97,927
          Professional fees and consulting              42,323            32,479
          Telephone                                      4,134             2,877
          Office administration                         55,348            43,873
          Office rent                                        0               425
          Travel costs                                  45,852            49,707
                                                 --------------     -------------
          Total                                       $149,999          $231,455
                                                 ==============     =============

Depreciation of the Biosphere System in Q12002 represents the depreciation of the original machines that were placed into service as models for potential clients in February 2001 through the point of their leased sale in November 2001.

After deducting administrative expenses, the Company recognized a loss from its continuing operations of $779,519 in Q1 2002 as compared to a loss of $734,718 in Q1 2001.

Interest expense for Q1 2002 was $100,096 as compared to $94,810 in Q1 2001. Most of the interest expense is the result of the promissory notes of $4,370,000 issued to some of the Company's shareholders at the Company's inception in November 2000.

After adding other income and expenses, the Company experienced a loss from its continuing operations of $879,615 in Q1 2002 as compared to a loss of $829,648 the year before. After deducting the results from the discontinued operations of Health-Pak Inc., the Company experienced a net loss of $874,371 for Q1 2002 as compared to a loss of $846,749 the year before.

On a per share basis, the Company experienced loss per share of $0.04 for both Q1 2002 and Q1 2001.


II. Discussion of Financial Condition: Liquidity and Capital Resources

At August 31, 2002, the Company had a working capital deficit of $5,397,292 as compared to $4,657,146 at the end of fiscal year 2002. Most of the increase in the working capital deficit is attributed to the accrual of salaries. The employees of the Company have not yet been paid their contracted salaries. At August 31, 2002, the Company owed its employees $4,407,873 for salaries unpaid to date. At May 31, 2002, unpaid salaries were $3,719,375.
Cash on hand was $1,177 at August 31, 2002. Cash increased during this fiscal year from $1,056 at the end of fiscal 2002. The president of the Company advanced $43,500 during Q1 2002 and used $43,379 for operations.

Total assets at August 31, 2002 were $41,888,728 as compared to $41,890,949.


Stockholders' equity decreased to $28,566,508 at August 31, 2002 from $29,440,879 at May 31, 2002 solely as a result of the net loss of $874,371 for Q1 2002.

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


        Item 6. Selected Financial Data


                                          31-Aug-02       31-Aug-01

Cash and Cash Items                          $1,177            $633
Marketable Securities                            $0              $0
Notes and Accounts Receivable                    $0              $0
Allowances for Doubtful Accounts                 $0              $0
Inventory                                        $0              $0
Other Current Assets                             $0              $0
Total Current Assets                       $814,996     $       633
Property, Plant & Equipment              $2,475,209     $12,075,695



                                          31-Aug-02       31-Aug-01


Accumulated Depreciation                     $12,576       $113,505
Total Assets                             $41,888,728    $27,178,726
Total Current Liabilities                 $6,212,288     $3,670,154
Bonds, Mortgages & Debt
  Net of Current Portion                  $5,047,805     $4,676,352
Preferred Stock                          $18,657,090    $18,657,090
Common Stock                                 $39,684        $41,784
Other Shareholders' Equity                $4,502,679    ($1,816,175)
Total Liabilities &
 Shareholders' Equity                    $41,888,728    $27,178,726

Sales of Tangible Products                        $0             $0
Cost of Tangible Goods Sold                       $0             $0
Total Administrative Expenses               $779,519       $734,718
Other Income and Expenses                         $0             $0
Interest Expense                            $100,096        $94,810
Income Tax Expense                                $0             $0
Gain (Loss) from Continuing Operations     ($879,615)     ($829,648)
Loss from Discontinued Operations             $5,244       ($17,101)
Net Loss                                   ($874,371)     ($846,749)
Income (Loss) Per Share-Basic                 ($0.04)        ($0.04)
Income (Loss) Per Share-Diluted               ($0.04)        ($0.04)




PART II  OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: None.

(b)  Reports on Form 8-KSB: None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED: October 1, 2002

                                      LIFE ENERGY & TECHNOLOGY HOLDINGS INC.


                                      By /s/ Christopher A. McCormack
                                         ----------------------------
                                             Christopher A. McCormack
                                             President
                                             Chief Operating Officer





                      STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as..................       'TM'