Form 10QSB
period 2002-11-30
LIFE ENERGY & TECHNOLOGY HOLDINGS INC
filed 2003-01-21
CIK 840823

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

Quarter Ended November 30, 2002

Commission File Number 33-24483-NY

                     Life Energy & Technology Holdings Inc.
                     --------------------------------------
             (Exact name of Registrant as specified in its Charter)


          Delaware                                          11-2914841
----------------------------------              --------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                          Identification Number)

  2005 Beechgrove Place, Utica, NY                          13501
----------------------------------              --------------------------------
(Address of principal executive offices)                   (Zip Code)


                                      Same
                         -----------------------------
                           (Former Address, zip code)

                                 (315) 724-8370
                     --------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]   NO [_]

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at January 18, 2003
Common stock, $0.002 par value                          19,841,893


                                TABLE OF CONTENTS



                                                                                Page

Part 1. Financial Information                                                     3

Item 1. Condensed Consolidated Financial Statements:

   Balance sheet as of November 30, 2002 and May 31, 2002                       F-1

   Statement of income (loss)for six months ended November 30, 2002 and 2001    F-2

   Statement of cash flows for six months ended November 31, 2002 and 2001      F-3

   Statement of changes in shareholders equity for the period November 3, 2000
   through November, 2002                                                       F-4

   Notes to condensed consolidated financial statements                         F-5



Item 2. Management's discussion and analysis of financial condition               4

Part II. Other information                                                       11

Exhibits                                                                         11

Signatures                                                                       12








                                     Page 2




                         PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited consolidated financial statements have been prepared by Life Energy & Technology Holdings Inc. (the "Company" or "LETH") pursuant to the rules and regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934 as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the consolidated financial statements include all adjustments (consisting only of adjustments of a normal, recurring nature) necessary to present fairly the financial information set forth herein. Operating results for the six month period ended November 30, 2002 are not necessarily indicative of the results that may be expected for year ending May 31, 2003.


     These condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in Form 10-KSB for the year ended May 31, 2002.








[BALANCE OF THIS PAGE INTENTIONAL LEFT BLANK]

                    Life Energy and Technology Holdings, Inc.
                      Unaudited Consolidated Balance Sheets
                    As of November 30, 2002 and May 31, 2002

                                                                                  30-Nov-02         31-May-02
ASSETS
  Current assets:
      Cash                                                                              $7,827            $1,056
      Accounts receivable                                                           25,000,000                $0
      Gross investment (net of unearned income)- current portion                             0           813,819
                                                                                ---------------  ----------------
         Total current assets                                                       25,007,827           814,875

  Property and equipment (net of accumulated depreciation of
        ($14,892 at 11/30/02 and $10,234 at 5/31/02)                                 2,472,893         2,477,551

  Other assets:
      Gross investment (net of unearned income)                                              0        23,559,559
      Investment in affiliate                                                          288,964           288,964
      Equipment deposit                                                             14,750,000        14,750,000
                                                                                ---------------  ----------------

        Total assets                                                               $42,519,684       $41,890,949
                                                                                ===============  ================

LIABILITIES & SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                                                               $1,685,275        $1,670,999
     Salaries & benefits payable                                                     5,043,377         3,719,375
     Interest payable                                                                   59,346            53,661
     Bank overdraft                                                                     59,094            27,986
                                                                                ---------------  ----------------
         Total current liabilities                                                   6,847,092         5,472,021

     Notes payable to shareholders                                                   5,140,414         4,954,178
     Advance payable to officer                                                      1,480,732         1,349,632
                                                                                ---------------  ----------------
         Total liabilities                                                           6,621,146         6,303,810

     Net liabilities of discontinued operations to be disposed of                      631,773           674,239

  Shareholders' Equity:

     Series A preferred stock, one share convertible to one share of common;
       no stated dividend, stated value $15, 10,000,000 shares authorized none
       issued                                                                                0                 0

     Series B preferred stock, one share convertible to one share of common;
       no stated dividend, stated value $10, 16,000,000 shares authorized,
       6,853,989 shares issued and outstanding                                      18,657,090        18,657,090

     Common stock, $.002 par value; authorized 100,000,000 shares,
      issued and outstanding 19,841,893 at 11/30/02 and at 5/31/02                      39,684            39,684
     Additional paid in capital                                                      4,502,679         4,502,679
     Accumulated deficit                                                             5,220,220         6,241,426
                                                                                ---------------  ----------------
         Total shareholders' equity                                                 28,419,673        29,440,879
                                                                                ---------------  ----------------

         Total liabilities & shareholders' equity                                  $42,519,684       $41,890,949
                                                                                ===============  ================


See the notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
                 Unaudited Consolidated Statements of Operations
   For the Six and Three Months Ended November 30, 2002 and November 30, 2001


                                                           Six Mos.        Six Mos.        Three Mos.      Three Mos.
                                                           30-Nov-02      30-Nov-01        30-Nov-02       30-Nov-01

Sales revenues                                                      $0    $11,997,381               $0     $11,997,381
Cost of sales                                                        0     (9,381,634)               0      (9,381,634)
                                                         --------------  -------------    -------------   -------------
Gross profit on sales                                                0      2,615,747                0       2,615,747

General and administrative expenses:
     Salaries & benefits expense                             1,276,243      1,114,937          646,723         611,674
     Administration expenses                                   218,856        493,924           68,857         262,469
                                                         --------------  -------------    -------------   -------------
    Total general and administrative expenses                1,495,099      1,608,861          715,580         874,143
                                                         --------------  -------------    -------------   -------------

Net income (loss) from continuing operations               (1,495,099)      1,006,886        (715,580)       1,741,604

Other income (expense):
    Amortization of unearned income                            408,726              0          408,726               0
    Gain on sale                                               217,896              0          217,896               0
    Gain (Loss) on investment in affiliate                           0        139,222                0         139,342
    Interest expense                                          (195,193)      (190,479)         (95,097)        (95,669)
                                                         --------------  -------------    -------------   -------------

Net income (loss) before tax provision                      (1,063,671)       955,629         (184,056)      1,785,277

Provision for income taxes                                           0              0                0               0
                                                         --------------  -------------    -------------   -------------

Net income (loss) from continuing operations                (1,063,671)       955,629         (184,056)      1,785,277

Net income (loss) from discontinued operations                  42,465        (7,480)           37,221           9,621
                                                         --------------  -------------    -------------   -------------
Net income (loss)                                          ($1,021,206)      $948,149        ($146,835)     $1,794,898
                                                         ==============  =============    =============   =============

Basic net income (loss) per common share
 Income (loss) from continuing operations                       ($0.05)         $0.05           ($0.01)          $0.09
 Income (loss) from discontinued operations                      $0.00         ($0.00)           $0.00           $0.00
                                                         --------------  -------------    -------------   -------------
 Income (loss) per share                                        ($0.05)         $0.05           ($0.01)           $0.09
                                                         ==============  =============    =============   =============

Fully diluted net income (loss) per common share
 Income (loss) from continuing operations                       ($0.05)         $0.03           ($0.01)          $0.06
 Income (loss) from discontinued operations                      $0.00         ($0.00)           $0.00           $0.00
                                                         --------------  -------------    -------------   -------------
 Income (loss) per share                                        ($0.05)         $0.03           ($0.01)          $0.06
                                                         ==============  =============    =============   =============

Weighted average of common shares outstanding:
 Basic                                                      19,841,893     20,891,893       19,841,893      20,891,893
 Fully diluted                                              19,841,893     28,331,709       19,841,893      28,265,614

See the notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
                 Unaudited Consolidated Statements of Cash Flows
            For the Six Ended November 30, 2002 and November 30, 2001




                                                                                            30-Nov-02         30-Nov-01
Operating Activities:
  Net income (loss) from continuing operations                                               ($1,063,671)         $955,629

  Adjustments to reconcile net loss items
    not requiring the use of cash:
     Depreciation                                                                                  4,658           196,300
     (Gain) Loss on investment in affiliate                                                            0          (139,222)
     Net income recognized from sales type lease                                                       0        (2,615,747)
     Amortization of unearned income                                                            (408,726)                0
     Gain on sale                                                                               (217,896)                0
     Salary expense                                                                            1,324,002           616,201
     Interest expense                                                                            191,921           185,113

Changes in operating assets and liabilities:
     Accounts payable                                                                             14,276            70,800
     Bank overdraft                                                                               31,107             5,009
                                                                                          ---------------  ----------------
Net cash provided by (used by) operations                                                       (124,329)         (725,917)

Investing Activities:
     Purchase and acquisition of property and equipment                                                0                 0
                                                                                          ---------------  ----------------
Net cash provided by (used by) investing activities                                                    0                 0

Financing activities:
     Advances from shareholder                                                                   131,100           727,741
                                                                                          ---------------  ----------------
Net cash provided by financing activities                                                        131,100           727,741

Net cash provided by continuing operations                                                         6,771             1,824

Cash balance at the beginning of the fiscal year                                                   1,056                75
                                                                                          ---------------  ----------------

Cash balance at end of the period                                                                 $7,827            $1,899
                                                                                          ===============  ================

Supplemental disclosures of cash flow information:
     Interest paid during the period (continuing operations)                                      $1,427                $0
     Interest paid during the period (discontinued operations)                                        $0           $13,210
     Income taxes paid during the period (continuing operations)                                      $0                $0
     Income taxes paid during the period (discontinued operations)                                    $0                $0




See the notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
       Unaudited Consolidated Statement of Changes in Shareholders' Equity
              From Inception, November 3, 2000 to November 30, 2002



                                       Common      Common    Preferred    Preferred       Paid in      Accumulated
                                       Shares     Par Value    Shares       Value         Capital       Deficit          Total

Balance at inception                           0         $0           0            $0            $0              $0             $0

Issuance of common stock              15,000,000     30,000                               2,630,000                      2,660,000

Purchase of subsidiary                 5,691,893     11,384                               1,695,000                      1,706,384

Issued common stock
  for consulting services                200,000        400                                 141,600                        142,000

Issued preferred stock
  to purchase land                                              245,989     2,459,890                                    2,459,890

Issued preferred stock to
purchase
 investment interest in LENR                                  1,608,000     1,447,200                                    1,447,200

Issued preferred stock
  for equipment deposit                                       5,000,000    14,750,000                                   14,750,000

Issued common stock warrants
  for consulting services                                                                    33,979                         33,979

Net loss for the fiscal year                                                                             (5,756,018)    (5,756,018)
                                    ------------- ---------- ----------- -------------  ------------ --------------- --------------

Balance at May 31, 2001               20,891,893     41,784   6,853,989    18,657,090     4,500,579      (5,756,018)    17,443,435

Shares returned to treasury           (1,050,000)    (2,100)                                  2,100                              0

Net income for the fiscal year                                                                           11,997,444     11,997,444
                                    ------------- ---------- ----------- -------------  ------------ --------------- --------------

Balance at May 31, 2002               19,841,893     39,684   6,853,989    18,657,090     4,502,679       6,241,426     29,440,879

Net income (loss)  for the period                                                                        (1,021,206)    (1,021,206)
                                    ------------- ---------- ----------- -------------  ------------ --------------- --------------

Balance at November 30, 2002          19,841,893    $39,684   6,853,989   $18,657,090    $4,502,679      $5,220,220    $28,419,673
                                    ============= ========== =========== =============  ============ =============== ==============








See the notes to the financial statements.

                   Life Energy and Technology Holdings, Inc.
            Unaudited Notes to the Consolidated Financial Statements
          For Six Months Ended November 30, 2002 and November 30, 2001


Note 1. Nature of Business and Significant Accounting Policies

Life Energy and Technology Holdings, Inc. (the Company), formerly Health-Pak, Inc., is a Delaware state corporation organized in December 1987. On December 4, 2000, the Company merged with Life Energy and Technology, Ltd., a company organized on November 3, 2000 in the Republic of Ireland. Upon the conclusion of the merger transaction, the Company changed its to Life Energy and Technology Holdings, Inc (LIFE).

The Company is the developer the Biosphere Process(TM)1 System, which is an autonomous multifuel micro-power electricity generation system that the company is marketing to sell or to lease to government entities and corporate clients worldwide. The current officers and principal shareholders of the Company completed the development of the Biosphere Process(TM) System in mid-year 2000. The Biosphere Process(TM) System, a mobile, modular, micro-power plant consumes and recycles 100% of traditional waste materials such as; municipal solid waste, agricultural and forestry wastes, industrial or medical wastes, animal wastes, and/or traditional fossil fuels (coal, oil, gas, peat) or oil industry wastes such as while producing renewable electricity. The Company recognized its first sale's in November 2001.

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

Revenue and Cost Recognition- The Company recognizes sale revenues upon delivery of the Biosphere Process(TM) System to the buyer. Costs of sales includes the costs to manufacture and deliver the system to the purchaser and is recognized upon the complete manufacture and delivery of the system to the buyer. Leases of the Biosphere Process(TM) System are accounted for as a sales type lease. Accordingly, the sales revenue recorded is the net present value of the minimum lease payments to be received over the life of the lease using the interest rate implicit in the lease contract at lease inception. The net of the total minimum lease payments to be received on the lease and the unamortized present value of unearned income is recorded in the balance sheet as "gross investment". The unearned income of the lease is amortized to the statement of operations using the interest rate method over the term of the lease.

--------
1 Biosphere Process(TM) & Biosphere(TM) are copyright trademarks of the Life Energy Partnership 1995.

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

           Furniture                             7 years
           Biosphere Process(TM)System          25 years
           Office equipment                      3 years

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

Net income (loss) per common share has been computed as follows:

                                11/30/02         11/30/01         11/30/02        11/30/01
                                  Basic          Diluted            Basic         Diluted
Net Income (loss) from
 continuing operations           ($1,021,206)      $955,629         ($184,056)    $1,785,277
                               ==============  =============    ==============  =============

Weighted average of
 shares outstanding               19,841,893     20,891,893        19,841,893     20,891,893

Weighted average of
 options outstanding                       0        585,827                 0        519,732

Weighted average of
 convertible preferred
 outstanding                               0      6,853,989                 0      6,853,989
                               --------------  -------------    --------------  -------------

Total equivalent shares           19,841,893     28,331,709        19,841,893     28,265,614
                               ==============  =============    ==============  =============

Fully diluted net income
(loss) per common
share from continuing
operations                            ($0.05)         $0.03            ($0.01)         $0.06
                               ==============  =============    ==============  =============


Options to purchase 8,093,750 shares of common stock and preferred stock convertible into 6,853,989 shares of common stock were outstanding at November 30, 2002 and November 30, 2001. The share equivalents of the options and convertible preferred outstanding were not included in the computation of diluted earnings per share for the six months and three months ended November 30, 2002 because their effect would have been antidilutive.

Note 3. Common Stock Options

As part of compensation to employees and consultants, the Company granted common stock options from unissued common stock during fiscal year 2002. The Company has no formal stock option plan for its employees. The following table summarizes information about common stock options outstanding at November 30, 2002.

                                                        Number of     Exercise  Years to
                                                         Options        Price   Maturity
     Outstanding at inception, November 3, 2000                   0

     Granted                                              8,093,750
     Cancelled                                                    0
     Exercised                                                    0
                                                      --------------

     Outstanding at May 31, 2001                          8,093,750      $0.13     2.43

     Granted                                                      0
     Cancelled                                                    0
     Exercised                                                    0
                                                      --------------

     Outstanding at May 31, 2002                          8,093,750      $0.13     1.43

     Granted                                                      0
     Cancelled                                                    0
     Exercised                                                    0
                                                      --------------

     Outstanding at November 30, 2002                     8,093,750      $0.13     1.00
                                                      ==============


Note 4. Discontinued Operations

The former business operations of the Company, conducted through its wholly owned subsidiary, Health-Pak, Inc., were discontinued and a formal plan for the disposal of Health-Pak was adopted upon the merger by management. In June 2000, Health-Pak Inc. filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court in the northern District of New York. Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petitions for relief are stayed while the debtor continues business operations as a debtor-in-possession.

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

The following are the balance sheet for the discontinued operations of Health-Pak, Inc. as of November 30, 2002 and May 31, 2002.


                                                          30-Nov-02       31-May-02
       ASSETS
         Current assets:
            Cash                                                $3,685        $10,686
            Accounts receivable                                154,296         84,959
            Inventory                                          170,341        155,115
                                                        ---------------  -------------

                Total current assets                           328,322        250,760

         Property and equipment:
            Land                                               200,000        200,000
            Building                                           586,000        586,000
            Machinery & equipment                               60,000         60,000
            Leasehold improvements                               3,000          3,000
            Office equipment                                     6,500          6,500
            Less accumulated depreciation                     (104,521)       (89,200)
                                                        ---------------  -------------
                Net property and equipment                     750,979        766,300
                                                        ---------------  -------------


       Total Assets                                         $1,079,301     $1,017,060
                                                        ===============  =============


       LIABILITIES & SHAREHOLDERS' EQUITY


         Current liabilities:
            Liabilities subject to compromise                 $105,918       $171,867
            Liabilities not subject to compromise              298,174        290,933
                                                        ---------------  -------------

                Total current                                  404,092        462,800
       liabilities

            Liabilities subject to compromise                  507,883        450,765
            Liabilities not subject to compromise              695,832        668,466
            Loan payable to shareholder                        103,267        109,267

         Shareholders' Equity:
            Common stock                                       $11,384        $11,384
            Additional paid in capital                       2,686,748      2,686,748
            Accumulated deficit                             (3,329,905)    (3,372,370)
                                                        ---------------  -------------
                 Total shareholders' equity                   (631,773)      (674,238)
                                                        ---------------  -------------

       Total liabilities & shareholders' equity             $1,079,301     $1,017,060
                                                        ===============  =============

The following are the statement of operations for the discontinued operations of Health-Pak, Inc. for the nine months ended November 30, 2002 and November 30, 2001.

                                                                   30-Nov-02      30-Nov-01
       Net sales                                                      $457,815       $539,563
       Cost of sales                                                  (219,334)      (278,439)
                                                                  -------------  -------------

       Gross profit                                                    238,481        261,124

       General and administrative expenses:

       Administration expense                                          195,984        270,381
                                                                  -------------  -------------

           Total general and administrative expenses                   195,984        270,381
                                                                  -------------  -------------

       Net income (loss) before other income and expense                42,497        (9,257)

       Other income (expense):
           Rental Income                                                     0         14,987
           Interest expense                                                (32)       (13,210)
                                                                  -------------  -------------

       Loss before extraordinary item, discontinued
          operations and income tax provision                           42,465         (7,480)

       Income tax provision                                                  0              0
                                                                  -------------  -------------


       Net loss                                                        $42,465        ($7,480)
                                                                  =============  =============


Note 5.  Commitments and Contingencies

The Company's wholly owned subsidiary, Health-Pak, Inc., has filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court in the northern District of New York in June 2000. In the event that the necessary financing required for Health-Pak's operations to continue under bankruptcy protection cannot be attained, the courts may require that the assets of Health-Pak be forcibly liquidated to satisfy the claims of its creditors. The Company would be contingently liable for certain additional legal and brokerage costs that would result from the forced liquidation of Health Pak, Inc. The Company accrued $90,000 in contingent expense on the balance sheet of Health-Pak Inc. to account for this contingency.

Note 6. Income Taxes


                                                                 30-Nov-02        30-Nov-01
     Net income (loss) before provision for income taxes         ($1,063,671)        $955,629
                                                               ==============   ==============
     Current tax expense:

     Federal                                                              $0               $0
     State                                                                 0                0
                                                               --------------   --------------

     Total                                                                $0               $0

     Less deferred tax benefit:

     Loss carry-forward                                           (3,625,644)      (2,962,291)
     Allowance for recoverability                                  3,625,644        2,962,291
                                                               --------------   --------------

     Provision for income taxes                                           $0               $0
                                                               ==============   ==============


A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:


     Statutory U.S. federal rate                                        34%               34%
     Statutory state and local income tax                               10%               10%
     Timing differences                                                -44%              -44%
                                                              --------------    --------------

     Effective rate                                                      0%                0%
                                                              ==============    ==============

     Deferred income taxes are comprised of the following:

     Loss carry-forward                                           3,625,644         2,962,291
     Allowance for recoverability                                (3,625,644)       (2,962,291)
                                                              --------------    --------------

     Deferred tax benefit                                                $0                $0
                                                              ==============    ==============

The deferred tax benefit arising from the loss carry forward expires in fiscal year 2022 and may not be recoverable through acquisition of the Company under current IRS statutes.

Note 7. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

In November  2001,  the  Company  entered  into a contract  for the lease of two
Biosphere Process(TM)2 Systems with a private company located in Beirut, Lebanon. The lease called for the payment of $2,020,000 per year for twenty-five years. According to the lease, the Company maintained a security interest in the two systems and is not liable for any ongoing maintenance costs for the upkeep and operating of the machines. As a result of the transaction, the Company had recorded a gross investment asset of the lease payments to be received, discounted at an interest rate of 6.68%, of $24,373,378 on the balance sheet at May 31, 2002.

In November 2002, the lease was converted to an outright sale of the two machines. As per the sales agreement, the Company will receive payments $25 million over the next twelve months. The Company recognized a gain in the statement of operations of $217,896 as a result of the transaction.

The Company is exposed to credit risk by this transaction. In the event of non-performance of the counter-party to this sale, the financial position of the Company would be materially adversely affected.

In addition, the Company's business activities supported by the president in a significantly material way. A withdrawal of this support would have a material adverse affect on the financial position of the Company.

In addition, the net liabilities of the discontinued operations of Health-Pak Inc pose significant off balance sheet risk that could be in excess of that represented on the balance sheet at November 30, 2002. The Company's wholly owned subsidiary, Health-Pak, Inc., has filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court in the northern District of New York in June 2000. In the event of a forced liquidation of the subsidiary by the bankruptcy court, the value received by the Company for the assets of its subsidiary could be significantly less than the fair market value of these assets estimated by management.


Note 8. Related Party Transactions

During the six months ended November 30, 2002, the president advanced the Company $131,000 for its operations. Total advances from the president to date are $1,480,732. The Company pays interest to the president on these advances of 8.50%. Total interest payable at November 30, 2002 for the advances from the president are $59,346.

Upon the Company's inception in November 2000, certain shareholders of the Company loaned $4,370,000 to the Company for operations and the Company issued unsecured promissory notes in return. The promissory notes carry interest of 8.5% and mature in a balloon payment in November 2003. Total interest payable at November 30, 2002 on the notes is $770,383.


Note 9. Property and Equipment

A summary of property and equipment at November 30, 2002 and May 31, 2002 is as follows:


                                      11/30/02           5/31/02

     Land                              $2,459,890        $2,459,890
     Office equipment                      27,895            27,895
     Accumulated depreciation            (14,892)          (10,234)
                                    --------------     -------------

     Total                             $2,472,893        $2,477,551
                                    ==============     =============


Note 10. Reclassifications

Certain accounts on the financial statements for November 30, 2001 have been reclassified to conform to the November 30, 2002 presentation.


Note 11. Subsequent Event

In January 2003, the Company entered into a an agreement with a California based private company to sell five Biosphere Process(TM)3 Systems for $11 million each with an option to purchase an additional five hundred and ninety five units for use in China. The agreement calls for a cash payment for five units for 50% of the agreed sales price prior to the delivery of the units with the balance due over a thirty-six month period.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Upon the inception of the Company in November 2000 and the acquisition with Health Pak, Inc in December 2000, the Company established its head office in Utica, New York. The Company retained the former management of the Health Pak Inc. to manage the Company's operations.

In February 2001 the Company took delivery in Ireland of two Biosphere Process(TM) systems. The costs to build these systems, which were manufactured in Russia, was $9,500,000. These systems were transferred the Middle East where they were leased to clients.

In November 2001, the Company entered into a contract to lease the two Biosphere Process(TM)4 Systems to a private company located in Beirut, Lebanon. The lease calls for the payment of $2,020,000 per year for twenty-five years. According to the lease, the Company maintains a security interest in the two systems and is not liable for any ongoing maintenance costs for the upkeep and operating of the machines. As a result of the transaction, the Company had recorded a gross investment asset of the lease payments to be received, discounted at an interest rate of 6.68%, of $24,373,378 on the balance sheet at May 31, 2002.

In November 2002, the lease was converted to an outright sale of the two machines. As per the sales agreement, the Company will receive payments $25 million over the next twelve months. The Company recognized a gain in the statement of operations of $217,896 as a result of the transaction.

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

To the extent possible, the following discussion will highlight the activities solely of the Company's efforts in developing and marketing the Biosphere Process(TM) systems from the date of the Acquisition Agreement on December 4, 2000 through November 30, 2002.

     I.   Consolidated Results of Operations.

(Six month comparison)

Salaries and benefits expenses for the six months ended November 30, 2002 were $1,276,243 as compared to $1,114,937 for the six months ended November 30, 2001. Currently there are twelve contracted employees as opposed to eleven last year. Salaries and benefits expenses are somewhat higher this period due to annual increases for some of the employees in the United States.

Administrative expenses for the six months ended November 30, 2002 were $218,856 as compared to $399,088 for the six months ended November 30, 2001. Below is a table comparing the administrative expenses of the firm for the quarters. The main reason for the higher administrative expense in for the six months ended November 30, 2001 was the depreciation on the two Biosphere Process(TM)5 Systems that were being used as demonstration models from February 2001 to November 2001.

                                           30-Nov-02        30-Nov-01

   Promotion                                        $0           $4,167
   Depreciation office equipment                 4,658            4,658
   Depreciation machines                             0          191,642
   Professional fees and consulting             98,116          124,303
   Telephone                                    13,012           14,688
   Office administration                        10,769           22,407
   Office rent                                     850              850
   Travel costs                                 91,452          131,209
                                          -------------    -------------

   Total                                      $218,856         $493,924
                                          =============    =============


After deducting administrative expenses, the Company recognized a loss from its continuing operations of $1,495,099 for the six months ended November 30, 2002 as compared to a gain of $1,006,886 for the six months ended November 30, 2001. The Company has only two sales of Biosphere Process(TM)6 Systems that were recognized in the second quarter of fiscal year 2003. There have been no other sales since then, which accounts for the disparity in the net income or loss from continuing operations.

As a result of the sale in the second quarter of fiscal year 2003, the Company was amortizing the unearned income portion of the sales type lease to other income over the twenty-five year life of the lease beginning in November 2001. However, the lessee to the contract agreed in November 2002 to pay the Company $25 million over the next year in lieu of payments over the next twenty-five years. As a result, the Company has recognized a gain of $217,896 in the statement of operations in the second quarter of fiscal 2003.

The Company recognized a gain of $139,222 from its investment in Life Energy Natural Resources Inc. (LENR) a joint venture with a Swiss corporate partner, of which the Company owns a 40% equity interest in the second quarter of fiscal year 2002. Interest expense for the first six months ended November 30, 2002 was $195,193 as compared to $190,479 for the six months ended November 30, 2001. Most of the interest expense is the result of the promissory notes of $4,370,000 issued to some of the Company's shareholders at the Company's inception in November 2000.

After adding other income and expenses, the Company experienced a loss from its continuing operations of $1,063,671 for the first six months ended November 30, 2002 as compared to a gain of $955,629 for the six months ended November 30, 2001. After deducting the results from the discontinued operations of Health-Pak Inc., the Company experienced a net loss of $1,021,206 for the first six months ended November 30, 2002 as compared to income of $948,149 for the six months ended November 30, 2001.

On a per share basis, fully diluted, the Company experienced loss per share of $0.05 for the first six months ended November 30, 2002 and income of $.03 per share for the six months ended November 30, 2001.

(Three month comparison)

Salaries and benefits expenses for the three months ended November 30, 2002 were $646,723 as compared to $611,674 for the three months ended November 30, 2001. Currently there are twelve contracted employees as opposed to eleven last year. Salaries and benefits expenses are somewhat higher this period due to annual increases for some of the employees in the United States

Administrative expenses for the three months ended November 30, 2002 were $68,857 as compared to $262,469 for the three months ended November 30, 2001. Below is a table comparing the administrative expenses of the firm for the quarters. The main reason for the higher administrative expense in for the three months ended November 30, 2001 was the depreciation on the two Biosphere Process(TM)7 Systems that were being used as demonstration models from February 2001 to November 2001.


                                            30-Nov-02         30-Nov-01

      Promotion                                      $0               $0
      Depreciation office equipment               2,316            4,658
      Depreciation machines                           0           93,715
      Professional fees and consulting           15,793           91,824
      Telephone                                   8,878           11,811
      Office administration                       5,421            1,534
      Office rent                                   850              425
      Travel costs                               35,600           58,502
                                           -------------     ------------

      Total                                     $68,857         $262,469
                                           =============     ============


After deducting administrative expenses, the Company recognized a loss from its continuing operations of $715,580 for the three months ended November 30, 2002 as compared to a gain of $1,741,604 for the three months ended November 30, 2001. The Company has had only two sales of Biosphere Process(TM)8 Systems that were recognized in the second quarter of fiscal year 2003. There have been no other sales since then, which accounts for the disparity in the net income or loss from continuing operations.

As a result of the sale in the second quarter of fiscal year 2003, the Company was amortizing the unearned income portion of the sales type lease to other income over the twenty-five year life of the lease beginning in November 2001. However, the lessee to the contract agreed in November 2002 to pay the Company $25 million over the next year in lieu of payments over the next twenty-five years. As a result, the Company has recognized a gain of $217,896 in the statement of operations in the second quarter of fiscal 2003.

The Company recognized a gain of $139,222 from its investment in Life Energy Natural Resources Inc. (LENR) a joint venture with a Swiss corporate partner, of which the Company owns a 40% equity interest in the second quarter of fiscal year 2002.

Interest expense for the three months ended November 30, 2002 was $95,095 as compared to $95,669 for the three months ended November 30, 2001. Most of the interest expense is the result of the promissory notes of $4,370,000 issued to some of the Company's shareholders at the Company's inception in November 2000.

After adding other income and expenses, the Company experienced a loss from its continuing operations of $184,056 for the three months ended November 30, 2002 as compared to a gain of $1,785,277 for the three months ended November 30, 2001. After deducting the results from the discontinued operations of Health-Pak Inc., the Company experienced a net loss of $146,835 for the three months ended November 30, 2002 as compared to income of $1,794,898 for the three months ended November 30, 2001.

On a per share basis, fully diluted, the Company experienced loss per share of $0.01 for the three months ended November 30, 2002 and income of $.06 per share for the three months ended November 30, 2001.


     II.  Discussion of Financial Condition: Liquidity and Capital Resources

At November 30, 2002, the Company had working capital of $18,160,735 as compared to a deficit $4,657,146 at the end of fiscal year 2002. Most of the increase in the working capital is the result of the conversion of the sales lease contract from payments to be received over a twenty-five year period to a one-year period. Another affect on working capital is the accrual of salaries to the employees. The employees of the Company have not yet been paid their contracted salaries. At November 2002, the Company owed its employees $5,043,377 for salaries unpaid to date. At May 31, 2002, unpaid salaries were $3,719,375.

Cash on hand was $7,827 at November 30, 2002. Cash increased during the period from $1,056 at the end of fiscal 2002. The president of the Company advanced $131,100 during the period and operations used $124,329.

Total assets at November 30, 2002 were $42,519,684 as compared to $41,890,949 at May 31, 2002.

Stockholders' equity decreased to $28,419,673 at November 30, 2002 from $29,440,879 at May 31, 2002 solely as a result of the net loss from operations of $1,021,206.

During the coming fiscal year, the Company projects significant additional expenditures in connection with the manufacture of the Company's already contracted Biosphere Process(TM) systems if the financing for the cost of the manufacture of the systems is attained. The Company is currently obligated to purchase 50 machines for $250 million dollars from its vendor. Management expects acquire the financing to manufacture the Biosphere Process(TM)9 Systems through a combination of traditional bank credit facilities, several of which are presently being negotiated by management; internally generated revenues; and the issuance of additional Company securities.

As of the date of this Report, management is concluding financing arrangements fro additional financing to complete the manufacture of the first 50 Biosphere Process(TM)10 Systems nor has any plans for a secondary offering of its common stock been finalized. Although, these negotiations are at an advanced stage management cannot positively assert that it will be successful in attaining the financing needed to conclude the manufacturing of these Biosphere systems in the foreseeable future.

     III. Inflation and Other Considerations

During the past few years' inflation in the United States and most part of the world has been relatively stable which is expected to have a beneficial effect upon the Company's operations. In light of the strong perceived demand for the Biosphere system, particularly in developing countries, management believes that the terms it offers for the lease of these systems have been competitively priced in relation to alternative products. In management's opinion, low inflation and relatively stable economic conditions are expected to continue for the foreseeable future. However, should the world economy again experience double digit inflation rates, as was the case in the past, the impact could adversely affect the Company's ability to effectively compete in its overseas markets. In particular, adverse economic conditions in the world will typically have the most severe impact upon developing countries that, at the present time, constitute the Company's primary target market. Further, technological changes may also impact the competitiveness of the Company's pricing for its systems and the imposition of regulatory controls may increase the cost of manufacturing or operating the Biosphere Process(TM)11 Systems in the future.

Item 7. Financial Statements.

The following Selected Financial Information relates solely to the Company's current business operations. This information is qualified in its entirety by the detailed financial statements included herein.


Item 6. Selected Financial Data

                                                       30-Nov-02          30-Nov-01
       Cash and Cash Items                                 $7,827           $50,337
       Marketable Securities                                   $0                $0
       Notes and Accounts Receivable                           $0                $0
       Allowances for Doubtful Accounts                        $0                $0
       Inventory                                               $0                $0
       Other Current Assets                                    $0                $0
       Total Current Assets                           $25,007,827          $200,474
       Property, Plant & Equipment                     $2,472,893        $2,487,785
       Accumulated Depreciation                           $14,892            $5,602
       Total Assets                                   $42,519,684       $29,746,605
       Total Current Liabilities                       $6,847,092        $3,999,809
       Bonds, Mortgages & Debt
         Net of Current Portion                        $5,140,414        $4,768,961
       Preferred Stock                                $18,657,090       $18,657,090
       Common Stock                                       $39,684           $41,784
       Other Shareholders' Equity                      $4,502,679          ($21,277)
       Total Liabilities &
        Shareholders' Equity                          $42,519,684       $29,746,605

       Sales of Tangible Products                              $0       $11,997,381
       Cost of Tangible Goods Sold                             $0        $9,381,634
       Total Administrative Expenses                   $1,495,099        $1,514,025
       Other Income and Expenses                               $0          $139,222
       Interest Expense                                  $195,193          $285,315
       Income Tax Expense                                      $0                $0
       Gain (Loss) from Continuing Operations         ($1,063,671)         $955,629
       Loss from Discontinued Operations                  $42,465          ($7,480)
       Net Income (Loss)                              ($1,021,206)         $948,149
       Income (Loss) Per Share-Basic                       ($0.05)            $0.05
       Income (Loss) Per Share-Diluted                     ($0.04)            $0.05

                           PART II OTHER INFORMATION


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits:

Exhibit No.     Description
----------      -----------

99.1     *      CEO Certification Pursuant to the Sarbanes-Oxley Act

99.2     *      CFO Certification Pursuant to the Sarbanes-Oxley Act

*       Filed herewith


     (b) Reports on Form 8-KSB: None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED: January 20, 2003

                     LIFE ENERGY & TECHNOLOGY HOLDINGS INC.
                         ------------------------------
                                   Registrant


By /s/ Christopher A. McCormack
-------------------------------
Christopher A. McCormack
President
Chief Operating Officer

                                 CERTIFICATIONS

     I, Dr. Christopher McCormack, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of LIFE ENERGY & TECHNOLOGY HOLDINGS INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: January 20, 2002

/s/Dr. Christopher McCormack
----------------------------
Dr. Christopher McCormack
Chief Executive Officer (or equivalent thereof)



     I, Michael Liberatore, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of LIFE ENERGY & TECHNOLOGY HOLDINGS INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: January 20, 2002

/s/Michael Liberatore
----------------------
Michael Liberatore
Chief Financial Officer (or equivalent thereof)