Form 10QSB
period 2003-02-28
LIFE ENERGY & TECHNOLOGY HOLDINGS INC
filed 2003-04-10
CIK 840823

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

Quarter Ended: February 28, 2003

Commission File Number: 33-24483-NY

                     Life Energy & Technology Holdings Inc.
                      ------------------------------------
             (Exact name of Registrant as specified in its Charter)


          Delaware                                          11-2914841
-------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                        Identification Number)

2005 Beechgrove Place, Utica, NY                            13501
-------------------------------                 -------------------------------
(Address of principal executive offices)                 (Zip Code)


                                      Same
                           --------------------------
                           (Former Address)(Zip Code)

                                 (315) 724-8370
                             ----------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES [X]    NO  [_]

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at April 1, 2003
-------------------------------                 -------------------------------
Common stock, $0.002 par value                            19,841,893

                                TABLE OF CONTENTS


                                                                            Page

Part 1. Financial Information                                                  3

Item 1. Condensed Consolidated Financial Statements:

    Balance sheet as of February 28, 2003 and May 31, 2002                   F-1

    Statement of income  (loss) for nine months ended
    February 28, 2003 and 2002                                               F-2

    Statement of cash flows for nine months ended
    February 28, 2003 and 2002                                               F-3

    Statement of changes in shareholders equity for the
    period November 3, 2000 through February 28, 2003                        F-4


    Notes to condensed consolidated financial statements                     F-5



Item 2. Management's discussion and analysis of financial condition            4

Part II. Other information                                                    13

Signatures

Exhibits

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited consolidated financial statements have been prepared by Life Energy & Technology Holdings Inc. (the "Company" or "LETH") pursuant to the rules and regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934 as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the consolidated financial statements include all adjustments (consisting only of adjustments of a normal, recurring nature) necessary to present fairly the financial information set forth herein. Operating results for the nine-month period ended February 28, 2003 are not necessarily indicative of the results that may be expected for year ending May 31, 2003.

These condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in Form 10-KSB for the year ended May 31, 2002.

                    Life Energy and Technology Holdings, Inc.
                      Unaudited Consolidated Balance Sheets
                    As of February 28, 2003 and May 31, 2002


                                                                                   28-Feb-03        31-May-02
                                                                                ----------------  ---------------
ASSETS

  Current assets:
      Cash                                                                           $1,005,100           $1,056
      Accounts receivable                                                            23,980,000                0
      Gross investment (net of unearned income)- current portion                              0          813,819
                                                                                ----------------  ---------------
         Total current assets                                                        24,985,100          814,875

  Property and equipment (net of accumulated depreciation of
        ($17,192 at 2/28/03 and $10,234 at 5/31/02)                                   2,470,603        2,477,551

  Other assets:
      Gross investment (net of unearned income)                                               0       23,559,559
      Investment in affiliate                                                           157,778          288,964
      Equipment deposit                                                              14,750,000       14,750,000
                                                                                ----------------  ---------------
        Total assets                                                                $42,363,481      $41,890,949
                                                                                ================  ===============

LIABILITIES & SHAREHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                                                $1,754,079       $1,670,999
     Salaries & benefits payable                                                      5,684,877        3,719,375
     Deferred revenue                                                                   500,000                0
     Interest payable                                                                   117,524           53,661
     Bank overdraft                                                                           0           27,986
                                                                                ----------------  ---------------
         Total current liabilities                                                    8,056,480        5,472,021

     Notes payable to shareholders                                                    5,232,005        4,954,178
     Advance payable to officer                                                       1,415,635        1,349,632
                                                                                ----------------  ---------------
         Total liabilities                                                            6,647,640        6,303,810

     Net liabilities of discontinued operations to be disposed of                       674,755          674,239

  Shareholders' Equity:

     Series A preferred stock, one share convertible to
       one share of common; no stated dividend, stated value
       $15, 10,000,000 shares authorized none issued                                          0                0

     Series B preferred stock, one share convertible to one
       share of common; no stated dividend, stated value $10,
       16,000,000 shares authorized, 6,853,989 shares issued and outstanding         18,657,090       18,657,090

     Common stock, $.002 par value; authorized 100,000,000 shares,
      issued and outstanding 19,841,893 at 2/28/03 and at 5/31/02                        39,684           39,684

     Additional paid in capital                                                       4,502,679        4,502,679
     Accumulated earnings                                                             3,785,153        6,241,426
                                                                                ----------------  ---------------
         Total shareholders' equity                                                  26,984,606       29,440,879
                                                                                ----------------  ---------------

         Total liabilities & shareholders' equity                                   $42,363,481      $41,890,949
                                                                                ================  ===============

See the notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
                 Unaudited Consolidated Statements of Operations
                For the Nine and Three Months Ended February 28th


                                                     Nine Mos.         Nine Mos.        Three Mos.        Three Mos.
                                                     28-Feb-03         28-Feb-02        28-Feb-03          28-Feb-02
                                                    --------------  --------------   ---------------   --------------
Sales revenues                                                 $0     $11,997,381                $0               $0
Cost of sales                                                   0     (9,381,634)                 0                0
                                                    --------------  --------------   ---------------   --------------

Gross profit on sales                                           0       2,615,747                 0                0

General and administrative expenses:
     Salaries & benefits expense                        1,852,969       1,666,279           576,726          551,342
     Administration expenses                              382,808         445,941           163,952           46,853
                                                    --------------  --------------   ---------------   --------------
    Total general and administrative expenses           2,235,777       2,112,220           740,678          598,195
                                                    --------------  --------------   ---------------   --------------
Net income (loss) from continuing operations          (2,235,777)         503,527         (740,678)        (598,195)

Other income (expense):
    Amortization of unearned income                             0         200,356                 0          200,356
    Other revenue                                         126,621               0           126,621                0
    Gain (Loss) on investment in affiliate                      0         240,806                 0          101,584
    Interest expense                                    (346,600)       (401,694)         (151,407)        (116,379)
                                                    --------------  --------------   ---------------   --------------
Net income (loss) before tax provision                (2,455,756)         542,995         (765,463)        (412,634)

Provision for income taxes                                      0               0                 0                0
                                                    --------------  --------------   ---------------   --------------
Net income (loss) from continuing operations          (2,455,756)         542,995         (765,463)        (412,634)

Net income (loss) from discontinued operations              (517)        (17,840)          (42,982)         (10,360)
                                                    --------------  --------------   ---------------   --------------
Net income (loss)                                    ($2,456,273)        $525,155        ($808,445)       ($422,994)
                                                    ==============  ==============   ===============   ==============

Basic net income (loss) per common share
 Income (loss) from continuing operations                 ($0.12)           $0.03           ($0.04)          ($0.02)
 Income (loss) from discontinued operations               ($0.00)         ($0.00)           ($0.00)          ($0.00)
                                                    --------------  --------------   ---------------   --------------
 Income (loss) per share                                  ($0.12)           $0.03           ($0.04)          ($0.02)
                                                    ==============  ==============   ===============   ==============

Fully diluted net income (loss) per common share
 Income (loss) from continuing operations                 ($0.12)           $0.02           ($0.04)          ($0.02)
 Income (loss) from discontinued operations               ($0.00)         ($0.00)           ($0.00)          ($0.00)
                                                    --------------  --------------   ---------------   --------------
 Income (loss) per share                                  ($0.12)           $0.02           ($0.04)          ($0.02)
                                                    ==============  ==============   ===============   ==============

Weighted average of common shares outstanding:
 Basic                                                 19,841,893      20,891,893        19,841,893       20,891,893
 Fully diluted                                         19,841,893      34,024,405        19,841,893       20,891,893

See the notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
                 Unaudited Consolidated Statements of Cash Flows
           For the Nine Ended February 28, 2003 and February 28, 2002




                                                                                 28-Feb-03       28-Feb-02
                                                                                -------------  -------------
Operating Activities:
  Net income (loss) from continuing operations                                  ($2,455,756)       $542,995

  Adjustments to reconcile net loss items not requiring the use of cash:
     Depreciation                                                                      6,948        198,591
     (Gain) Loss on investment in affiliate                                                0      (240,806)
     Net income recognized from sales type lease                                           0    (2,615,747)
     Amortization of unearned income                                                       0      (200,356)
     Other revenue                                                                 (126,621)              0
     Salary expense                                                                1,965,502      1,731,266
     Interest expense                                                                341,690        276,704

Changes in operating assets and liabilities:
     Accounts receivable                                                           1,020,000              0
     Accounts payable                                                                 83,079      (464,286)
     Bank overdraft                                                                 (27,987)          5,009
                                                                                -------------  -------------
Net cash provided by (used by) operations                                            806,855      (766,630)

Investing Activities:
     Investment in affiliate                                                         131,186        250,732
     Purchase and acquisition of property and equipment                                    0              0
                                                                                -------------  -------------
Net cash provided by (used by) investing activities                                  131,186        250,732

Financing activities:
     Advances from shareholder                                                        66,003        519,101
                                                                                -------------  -------------
Net cash provided by financing activities                                             66,003        519,101

Net cash provided by continuing operations                                         1,004,044          3,203

Cash balance at the beginning of the fiscal year                                       1,056             75
                                                                                -------------  -------------

Cash balance at end of the period                                                 $1,005,100         $3,278
                                                                                =============  =============

Supplemental disclosures of cash flow information:
     Interest paid during the period (continuing operations)                          $1,634             $0
     Interest paid during the period (discontinued operations)                            $0        $13,210
     Income taxes paid during the period (continuing operations)                          $0             $0
     Income taxes paid during the period (discontinued operations)                        $0             $0



See the notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
       Unaudited Consolidated Statement of Changes in Shareholders' Equity
              From Inception, November 3, 2000 to February 28, 2003



                                       Common       Common       Preferred    Preferred    Paid in    Accumulated
                                       Shares       Par Value     Shares        Value      Capital      Earnings       Total
                                    ------------  -----------   ----------- -----------  -----------  ------------ -----------
Balance at inception                           0          $0             0           $0         $0            $0           $0

Issuance of common stock              15,000,000      30,000                             2,630,000                  2,660,000

Purchase of subsidiary                 5,691,893      11,384                             1,695,000                  1,706,384

Issued common stock
  for consulting services                200,000         400                               141,600                    142,000

Issued preferred stock
  to purchase land                                                 245,989    2,459,890                             2,459,890

Issued preferred stock to purchase
 investment interest in LENR                                     1,608,000    1,447,200                             1,447,200

Issued preferred stock
  for equipment deposit                                          5,000,000   14,750,000                            14,750,000

Issued common stock warrants
  for consulting services                                                                   33,979                     33,979

Net loss for the fiscal year                                                                         (5,756,018)  (5,756,018)
                                    ------------  ----------   ----------- ------------ -----------  ------------ ------------

Balance at May 31, 2001               20,891,893      41,784     6,853,989   18,657,090  4,500,579   (5,756,018)   17,443,435

Shares returned to treasury          (1,050,000)     (2,100)                                 2,100                          0

Net income for the fiscal year                                                                        11,997,444   11,997,444
                                    ------------  ----------   ----------- ------------ -----------  ------------ ------------

Balance at May 31, 2002               19,841,893      39,684     6,853,989   18,657,090  4,502,679     6,241,426   29,440,879

Net income for the period                                                                            (2,456,273)  (2,456,273)
                                    ------------  ----------   ----------- ------------ -----------  ------------ ------------

Balance at February 28, 2003          19,841,893     $39,684     6,853,989  $18,657,090 $4,502,679    $3,785,153  $26,984,606
                                    ============  ==========   =========== ============ ===========  ============ ============




See the notes to the financial statements.

                   Life Energy and Technology Holdings, Inc.
            Unaudited Notes to the Consolidated Financial Statements
         For Nine Months Ended February 28, 2003 and February 28, 2002


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

The Company is the developer the Biosphere Process(TM)1 System, which is an autonomous mobile multifuel micro-power electricity generation system that the company is marketing to sell or to lease to government entities and corporate clients worldwide. The current officers and principal shareholders of the Company completed the development of the Biosphere Process(TM) System in mid-year 2000. The Biosphere Process(TM) System, a mobile, modular, micro-power plant consumes and recycles 100% of traditional waste materials such as; municipal solid waste, agricultural and forestry wastes, industrial or medical wastes, sugar cane bagasse, forestry and wood processing wastes, waste car and truck tires, sewage sludge, animal wastes, and/or traditional fossil fuels (coal, oil, gas, peat) or oil industry wastes, oil contaminated ballast water, bilge & oily waste water, fuel separated oil sludge, oil and chemical contaminated top soil, while producing renewable electricity and potable water. The Company recognized its first sale's in November 2001.

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

Net income (loss) per common share has been computed as follows:

                                 Nine Months    Nine Months   Three months  Three months
                                   2/28/03        2/28/02        2/28/03       2/28/02
                                -----------     ----------    -----------    -----------
Net Income (loss) from
 continuing operations          ($2,456,273)      $542,995     ($765,463)    ($412,634)
                               ==============  ============  ============= =============

Weighted average of
 shares outstanding               19,841,893    19,841,893     19,841,893    19,841,893

Weighted average of
 options outstanding                       0     7,328,523              0             0

Weighted average of
 convertible preferred
 outstanding                               0     6,853,989              0             0
                               --------------  ------------  ------------- -------------

Total equivalent shares           19,841,893    34,024,405     19,841,893    19,841,893
                               ==============  ============  ============= =============

Fully diluted net income
(loss) per common
share from continuing
operations                           ($0.12)         $0.02        ($0.04)       ($0.02)
                               ==============  ============  ============= =============

Options to purchase 8,093,750 shares of common stock and preferred stock convertible into 6,853,989 shares of common stock were outstanding at February 28, 2003 and February 28, 2002. The share equivalents of the options and convertible preferred outstanding are not included in the computation of diluted earnings per share if their effect would be antidilutive.

Note 3. Common Stock Options

As part of compensation to employees and consultants, the Company granted common stock options from unissued common stock during fiscal year 2001. The Company has no formal stock option plan for its employees. The following table summarizes information about common stock options outstanding at February 28, 2003.


                                              Number of    Exercise     Years to
                                               Options      Price       Maturity
                                              ---------    --------     --------
Outstanding at inception, November 3, 2000            0

Granted                                       8,093,750
Cancelled                                             0
Exercised                                             0
                                            ------------

Outstanding at May 31, 2001                   8,093,750     $0.13        2.43

Granted                                               0
Cancelled                                             0
Exercised                                             0
                                            ------------

Outstanding at May 31, 2002                   8,093,750     $0.13        1.43

Granted                                               0
Cancelled                                             0
Exercised                                             0
                                            ------------

Outstanding at February 28, 2003              8,093,750     $0.13        0.67
                                            ============

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

The following are the balance sheet for the discontinued operations of Health-Pak, Inc. as of February 28, 2003 and May 31, 2002.


                                                  28-Feb-03        31-May-02
                                                --------------    -------------
ASSETS
  Current assets:
     Cash                                              $6,919          $10,686
     Accounts receivable                              117,458           84,959
     Inventory                                        167,014          155,115
                                                --------------    -------------
         Total current assets                         291,391          250,760

  Property and equipment:
     Land                                             200,000          200,000
     Building                                         586,000          586,000
     Machinery & equipment                             60,000           60,000
     Leasehold improvements                             3,000            3,000
     Office equipment                                   6,500            6,500
     Less accumulated depreciation                  (117,055)         (89,200)
                                                --------------    -------------
         Net property and equipment                   738,445          766,300
                                                --------------    -------------
Total Assets                                       $1,029,836       $1,017,060
                                                ==============    =============

LIABILITIES & SHAREHOLDERS' EQUITY
  Current liabilities:
     Liabilities subject to compromise               $105,918         $171,867
     Liabilities not subject to compromise            299,850          290,933
                                                --------------    -------------
         Total current liabilities                    405,768          462,800

     Liabilities subject to compromise                503,342          450,765
     Liabilities not subject to compromise            696,714          668,466
     Loan payable to shareholder                       98,767          109,267

  Shareholders' Equity:
     Common stock                                     $11,384          $11,384
     Additional paid in capital                     2,686,748        2,686,748
     Accumulated deficit                          (3,372,887)      (3,372,370)
                                                --------------    -------------
          Total shareholders' equity                (674,755)        (674,238)
                                                --------------    -------------
Total liabilities & shareholders' equity           $1,029,836       $1,017,060
                                                ==============    =============

The following are the statement of operations for the discontinued operations of Health-Pak, Inc. for the nine months ended February 28, 2003 and February 28, 2002.


                                                  28-Feb-03       28-Feb-02
                                                  -----------     -----------
Net sales                                           $647,284        $762,835
Cost of sales                                      (308,171)       (405,616)
                                                  -----------     -----------
Gross profit                                         339,113         357,219

General and administrative expenses:

Administration expense                               339,516         388,512
                                                  -----------     -----------
    Total general and administrative expenses        339,516         388,512
                                                  -----------     -----------

Net income (loss) before other income and expense      (403)        (31,293)

Other income (expense):
    Rental Income                                          0          24,487
    Interest expense                                   (114)        (11,034)
                                                  -----------     -----------
Loss before extraordinary item, discontinued
   operations and income tax provision                 (517)        (17,840)
Income tax provision                                       0               0
                                                  -----------     -----------
Net loss                                              ($517)       ($17,840)
                                                  ===========     ===========


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

Note 6. Income Taxes


Provision for income taxes is comprised of the following:


                                                         28-Feb-03      28-Feb-02
                                                       --------------- -------------
Net income (loss) before provision for income taxes      ($2,455,756)      $542,995
                                                       =============== =============
Current tax expense:
Federal                                                            $0            $0
State                                                               0             0
                                                       --------------- -------------
Total                                                              $0            $0

Less deferred tax benefit:
Loss carryforward                                           (271,117)   (3,642,972)
Allowance for recoverability                                  271,117     3,642,972
                                                       --------------- -------------
Provision for income taxes                                         $0            $0
                                                       =============== =============


A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:


Statutory U.S. federal rate                                         34%            34%
Statutory state and local income tax                                10%            10%
Timing differences                                                 -44%           -44%
                                                            ------------  -------------
Effective rate                                                       0%             0%
                                                            ============  =============
Deferred income taxes are comprised of the following:

Loss carryforward                                               271,117      3,642,972
Allowance for recoverability                                  (271,117)    (3,642,972)
                                                            ------------  -------------
Deferred tax benefit                                                 $0             $0
                                                            ============  =============


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

In January 2003, the lease was converted to an outright sale of the two machines. As per the sales agreement, the Company will receive payments $25 million over the next twelve months. The Company recognized a gain in the statement of operations of $126,621 as a result of the transaction.

The Company is exposed to significant credit risk by this transaction. In the event of non-performance of the counter-party to this lease, the financial position of the Company would be materially adversely affected.

In addition, the Company's business activities are supported by the president in a significantly material way. A withdrawal of this support would have a material adverse affect on the financial position of the Company.

In addition, the net liabilities of the discontinued operations of Health-Pak Inc pose significant off balance sheet risk that could be in excess of that represented on the balance sheet at February 28, 2003. The Company's wholly owned subsidiary, Health-Pak, Inc., has filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court in the northern District of New York in June 2000. In the event of a forced liquidation of the subsidiary by the bankruptcy court, the value received by the Company for the assets of its subsidiary could be significantly less than the fair market value of these assets estimated by management.

Note 8. Related Party Transactions


As of February 28, 2003, the president of the Company had advanced the Company $1,415,635. The Company pays the president 8.50% interest on the unpaid balance of this advance. At February 28, 2003, interest payable to the president was $117,524.

Upon the Company's inception in November 2000, certain shareholders of the Company loaned $4,370,000 to the Company for operations and the Company issued unsecured promissory notes in return. The promissory notes carry interest of 8.50% and mature in a balloon payment due in November 2003. Total interest payable February 28, 2003 on the notes is $861,974.


Note 9. Property and Equipment

A summary of property and equipment at February 28, 2003 and May 31, 2002 is as follows:

                                            2/28/03                   5/31/02
                                        ------------                ----------
Land (located in Ireland)                 $2,459,890                $2,459,890
Office equipment                              27,895                    27,895
Accumulated depreciation                    (17,182)                  (10,234)
                                       --------------             -------------

Total                                     $2,470,603                $2,477,551
                                       ==============             =============


Note 10. Reclassifications

Certain accounts on the financial statements for February 28, 2002 have been reclassified to conform to the February 28, 2003 presentation.

Note 11. Deferred Revenue

In January, as part of the re-negotiation of the sale of the machines discussed in Note 7, the Company is obligated to provided maintenance service on the machines purchased through January 2004.

Note 12. Subsequent Event

The Company has entered into Alliance Agreements for manufacturing, deployment, permitting and monitoring of equipment operation as disclosed. In addition the company has been in negotiation for and has now received the following letters of intent were signed for a total of 542 additional Biosphere Process(TM) Systems to be sold to clients subject to the terms and conditions outlined in the letters of intent awaiting only the clients attaining and presenting to the company the requesite financial instruments.

The Company has signed a letter of intent to purchase, subject to financing, with the Government of Progresso, Yucatan, Mexico for 10 Biosphere Process(TM) Systems

The Company has signed a letter of intent to purchase, subject to financing, with the Government of Abia State, Nigeria for 12 Biosphere Process(TM) Systems, 2 to be delivered initially and remainder of 10 to delivered at a later date.

The Company has signed a contract with Green Energy Management for one Biosphere Process(TM) Systems in Louisiana, subject only to permitting, with an agreement to take a minimum of 500 over the next 60 months.

The Company has signed a letter of intent to purchase, subject to financing, with the Government of Cross River State, Nigeria for 5 Biosphere Process(TM) Systems.

The Company has signed a letter of intent to purchase, subject to financing, with the Government of Omsk, Russia for 3 Biosphere Process(TM) Systems and St. Petersburg, Russia for 7 Biosphere Process(TM) Systems.

The Company has signed a letter of intent to purchase, subject to financing, with the Government of Kazakhstan for 5 Biosphere Process(TM) Systems.


Letters of Intent            Biosphere(TM)Process Systems
----------------             ----------------------------
Yucatan                                    10
Nigeria                                    17
Green Energy                               500
Russia                                     10
Kazakhstan                                  5
                               --------------------------
                                          542
                               ==========================

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

In February 2001 the Company took delivery in Ireland of the two Biosphere Process(TM) systems. These systems were subsequently transferred to the Middle East where they were first leased and have now been sold to clients.

In November 2001, the Company entered into a contract to lease the two Biosphere Process(TM)3 Systems to a private company located in Beirut, Lebanon. The lease calls for the payment of $2,020,000 per year for twenty-five years. According to the lease, the Company maintains a security interest in the two systems and is not liable for any ongoing maintenance costs for the upkeep and operating of the machines. As a result of the transaction, the Company had recorded a gross investment asset of the lease payments to be received, discounted at an interest rate of 6.68%, of $24,373,378 on the balance sheet at May 31, 2002.

In January 2003, the lease was converted to an outright sale of the two machines. As per the sales agreement, the Company will receive payments $25 million. The payment schedule is as follows:

Due:              1/24/03                              1,020,000
Due:              4/24/03                              5,995,000
Due:              7/24/03                              5,995,000
Due:             10/24/03                              5,995,000
Due:              1/25/04                              5,995,000
                                                   --------------

Total receivable                                      25,000,000
                                                   ==============

The Company received the first payment of $1,020,000 in the third quarter of fiscal 2003.

In January 2003, the Company entered into a contract with Global FranTech who contracted to purchase of five (5) MKIII Biosphere Process(TM) System, with a combined initial sale price of USD$55,000,000 from Life Energy & Technology Holdings Inc. In addition to the initial purchase of 5 systems, FranTech has agreed an option to purchase an additional 595 MKIII Biosphere Process(TM) System from Life Energy, each with a purchase price of USD$11,000,000. This contract awaits financing by FranTech with the purchase being guaranteed to FranTech by the Chinese Central Government. The complete package is being financed by a major Japanese Bank.

In January 2003, the Company entered into a contract with Gallacher Soggs & Company of New Hartford, New York for the sale of 1 Biosphere Process(TM) System for USD$6.5 million with an option to purchase up to an additional 299 Biosphere Process(TM) System. The Sales contract grants Gallacher Soggs & Company the right to use the Biosphere Process(TM) System and its innovative technologies for the states of New York, Massachusetts, Rhode Island, New Jersey, and
Pennsylvania to process waste and dispose of tires and industrial wastes. The Biosphere Process(TM) System is capable of consuming tires as a feedstock as its fuel source while producing electricity. Gallacher Soggs & Company have begun the permit application process to allow them install their first Biosphere Process(TM) System and the contract awaits financing.

Faced with expanding orders for its Biosphere Process(TM) System's; the Company now holding order positions based on letters of intent and contracts for 1,436 Biosphere Process(TM) System's management deemed it prudent to plan for expansion. A strategic decision was made in December 2002 to develop a manufacturing base in the United States. Whereas it is the Companies preference to manufacture by subcontract on a cost plus basis it was deemed prudent to expand the Companies own owned facilities. To facilitate this development the Company entered into a Purchase and Sales option agreement with Blackburn Properties of New Hartford, New York, for the purchase of a 371,000 square foot commercial building that is situated on 29 acres of land adjacent to Life Energy's existing 45,000 square feet Health-Pak, Inc. facility in Utica, New York in anticipation of fulfilling existing and future sales contracts for the Biosphere Process(TM) Systems in the United States and overseas. Subject to the successful negotiation of a financial assistance and grant aid package, currently being negotiated between the Company and agencies in New York State, Life Energy intends to use the larger 416,000 square feet facility for the assembly of Biosphere Process(TM) Systems and for their pre delivery inspection
(PDI) and testing prior to deployment to clients in the North Eastern United States.

General Statement: Factors That May Affect Future Results.

With the exception of historical information, the matters discussed herein contain forward-looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates," "expects," "believes," "plans," "could," and similar words and phrases. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include but are not limited to the following:

*    Inability of the company to secure additional financing;

* Unexpected economic changes in the Russia, northern Africa, Mexico, South America, the Far East, the Middle East,and the United States; and

* The imposition of new restrictions or regulations by government agencies that affect the Company's waste disposal process.

To the extent possible, the following discussion will highlight the activities solely of the Company's efforts in developing and marketing the Biosphere Process(TM) systems from the date of the Acquisition Agreement on December 4, 2000 through November 30, 2002.

I.   Consolidated Results of Operations.

(Nine month comparison)

Salaries and benefits expenses for the nine months ended February 28, 2003 were $1,852,969 as compared to $1,666,279 for the nine months ended February 28, 2002. Currently there are twelve contracted employees as opposed to eleven last year. Eight of the employees are based in the United Kingdom and in the Middle East and northern Africa. Four employees are based in the Utica, New York office. Salaries and benefits expenses are somewhat higher this period due to annual increases for some of the employees in the United States.

Administrative expenses for the nine months ended February 28, 2003 were $382,808 as compared to $445,941 for the nine months ended February 28, 2002.

Administration expense

                                           28-Feb-03       28-Feb-02
                                          ------------    ------------
Promotion                                         $64          $2,972
Depreciation office equipment                   6,948               0
Depreciation machines                               0         198,591
Professional fees and consulting              133,562          97,388
Telephone                                      24,982          19,303
Office administration                          91,404          24,705
Office rent                                     7,650           4,002
Travel costs                                  118,198          98,980
                                          ------------    ------------

Total                                        $382,808        $445,941
                                          ============    ============


After deducting administrative expenses, the Company recognized a loss from its continuing operations of $2,235,777 for the nine months ended February 28, 2003 as compared to a gain of $503,527 for the nine months ended February 28, 2002. The Company has sold two Biosphere(TM) Process Systems that were recognized in the second quarter of fiscal year 2002. There have been no other sales since then, which accounts for the disparity in the net income or loss from continuing operations.

As a result of the sale in the second quarter of fiscal year 2002, the Company was amortizing the unearned income portion of the sales type lease to other income over the twenty-five year life of the lease beginning in November 2001. However, the lessee to the contract agreed in January 2003 to pay the Company $25 million over the next year in lieu of payments over the next twenty-five years. As a result, the Company has recognized a gain of $126,621 in the statement of operations in the third quarter of fiscal 2003.

The Company recognized a gain of $240,806 from its investment in Life Energy Natural Resources Inc. (LENR) a joint venture with a Swiss corporate partner, of which the Company owns a 40% equity interest in the first nine months of fiscal year 2002.

Interest expense for the first nine months ended February 28, 2003 was $346,600 as compared to $401,494 for the nine months ended February 28, 2002. Most of the interest expense is the result of the promissory notes of $4,370,000 issued to some of the Company's shareholders at the Company's inception in November 2000.

After adding other income and expenses, the Company experienced a loss from its continuing operations of $2,455,756 for the first nine months ended February 28, 2003 as compared to a gain of $542,995 for the nine months ended February 28, 2002. After deducting the results from the discontinued operations of Health-Pak Inc., the Company experienced a net loss of $2,456,273 for the first nine months ended February 28, 2003 as compared to a gain of $525,155 for the nine months ended February 28, 2002.

On a per share basis, fully diluted, the Company experienced loss per share of $0.12 for the first nine months ended February 28, 2003 as compared to a gain of $0.02 per share, fully diluted, for the nine months ended February 28, 2002.

(Three month comparison)

Salaries and benefits expenses for the three months ended February 28, 2003 were $576,726 as compared to $551,342 for the three months ended February 28, 2002. Currently there are twelve contracted employees as opposed to eleven last year. Salaries and benefits expenses are somewhat higher this period due to annual increases for some of the employees in the United States

Administrative expenses for the three months ended February 28, 2003 were $163,952 as compared to $46,853 for the three months ended February 28, 2002. Below is a table comparing the administrative expenses of the firm for the quarters.

Administration expense

                                              28-Feb-03         28-Feb-02
                                             -------------     -------------
Promotion                                             $64                $0
Depreciation office equipment                       2,290               238
Professional fees and consulting                   35,446                 0
Telephone                                          11,970             8,764
Office administration                              84,885            27,680
Office rent                                         2,550             2,550
Travel costs                                       26,746             7,621
                                             -------------     -------------

Total                                            $163,952           $46,853
                                             =============     =============



After deducting administrative expenses, the Company recognized a loss from its continuing operations of $740,678 for the three months ended February 28, 2003 as compared to a loss of $598,195 for the three months ended February 28, 2002.

As a result of the sale in the second quarter of fiscal year 2002, the Company was amortizing the unearned income portion of the sales type lease to other income over the twenty-five year life of the lease beginning in November 2001. However, the lessee to the contract agreed in November 2002 to pay the Company $25 million over the next year in lieu of payments over the next twenty-five years. As a result, the Company has recognized a gain of $126,621 in the statement of operations in the third quarter of fiscal 2003.

The Company recognized a gain of $101,584 from its investment in Life Energy Natural Resources Inc. (LENR) a joint venture with a Swiss corporate partner, of which the Company owns a 40% equity interest in the third quarter of fiscal year 2002. However, the Company, through an assignment agreement with its partner, is entitled to 100% of the profits from the sale of this LENR Portland Plus(TM). Four thousand tons of LENR Portland Plus(TM)4 was sold during the second quarter for approximately $39 per ton. The Company is in discussions with a Middle Eastern based client to sell the balance of the LENR Portland Plus(TM), which stock now extends to 35 million tons.

Interest expense for the three months ended February 28, 2003 was $151,407 as compared to $116,379 for the three months ended February 28, 2002. Most of the interest expense is the result of the promissory notes of $4,370,000 issued to some of the Company's shareholders at the Company's inception in November 2000.

After adding other income and expenses, the Company experienced a loss from its continuing operations of $765,463 for the three months ended February 28, 2003 as compared to a loss of $412,634 for the three months ended February 28, 2002. After deducting the results from the discontinued operations of Health-Pak Inc., the Company experienced a net loss of $808,445 for the three months ended February 28, 2003 as compared to a loss of $422,994 for the three months ended February 28, 2002.

On a per share basis, fully diluted, the Company experienced loss per share of $0.04 for the three months ended February 28, 2003 as compared to a loss of $0.02 for the three months ended February 28, 2002.

II. Discussion of Financial Condition: Liquidity and Capital Resources

At February 28, 2003, the Company had working capital of $16,928,620 as compared to a deficit $4,657,146 at the end of fiscal year 2002. The increase in the working capital is the result of the conversion of the sales lease contract from payments to be received over a twenty-five year period to the current year. The Company has retained a security interest in the two biosphere units, which are being used in Lebanon. Another affect on working capital is the accrual of salaries to the employees. The employees of the Company have not yet been paid their contracted salaries. At February 28, 2003, the Company owed its employees $5,684,877 for salaries unpaid to date. At May 31, 2002, unpaid salaries were $3,719,375.

Cash on hand was $1,005,100 at February 28, 2003. Cash increased during the period from $1,056 at the end of fiscal 2002. The president of the Company advanced $66,003 during the period and operations provided $806,855. The Company's affiliate paid the Company $131,186 on its initial investment.

Total assets at February 28, 2003 were $42,363,481 as compared to $41,890,949 at May 31, 2002.

Stockholders' equity decreased to $26,984,606 at February 28, 2003 from $29,440,879 at May 31, 2002 solely as a result of the net loss from operations of $2,456,273.

During the coming fiscal year, the Company projects significant additional expenditures in connection with the manufacture of the Company's already contracted Biosphere Process(TM) systems if the financing for the cost of the manufacture of the systems is attained. The Company is currently obligated to purchase 50 machines for $250 million dollars from its vendor. Management expects to acquire the financing to manufacture the Biosphere Process(TM)5 Systems through a combination of traditional bank credit facilities, several of which are presently being negotiated by management; internally generated revenues; and the issuance of additional Company securities.

As of the date of this Report, management is concluding financing arrangements for additional financing to complete the manufacture of the first 50 Biosphere Process(TM)6 Systems Although, these negotiations are at an advanced stage management cannot positively assert that it will be successful in attaining the financing needed to conclude the manufacturing of these Biosphere(TM) systems in the foreseeable future.

The Company through its manufacturing and testing Alliance Agreements has positioned itself to complete the required sales commitments.

III. Inflation and Other Considerations

During the past few years' inflation in the United States and most part of the world has been relatively stable which is expected to have a beneficial effect upon the Company's operations. In light of the strong perceived demand for the Biosphere(TM) system, particularly in developing countries, management believes that the terms it offers for the lease of these systems have been competitively priced in relation to alternative products. In management's opinion, low inflation and relatively stable economic conditions are expected to continue for the foreseeable future. However, should the world economy again experience double digit inflation rates, as was the case in the past, the impact could adversely affect the Company's ability to effectively compete in its overseas markets. In particular, adverse economic conditions in the world will typically have the most severe impact upon developing countries. Further, technological changes may also impact the competitiveness of the Company's pricing for its systems and the imposition of regulatory controls may increase the cost of manufacturing or operating the Biosphere(TM) systems in the future.

Item 7. Financial Statements.

The following Selected Financial Information relates solely to the Company's current business operations. This information is qualified in its entirety by the detailed financial statements included herein.


Selected Financial Data

                                                         28-Feb-03         28-Feb-02
                                                        -----------       -----------
Cash and Cash Items                                      $1,005,100           $50,337
Marketable Securities                                            $0                $0
Notes and Accounts Receivable                                    $0                $0
Allowances for Doubtful Accounts                                 $0                $0
Inventory                                                        $0                $0
Other Current Assets                                             $0                $0
Total Current Assets                                    $24,985,100          $152,209
Property, Plant & Equipment                              $2,470,603        $2,479,892
Accumulated Depreciation                                    $17,182            $7,893
Total Assets                                            $42,363,481       $29,868,433
Total Current Liabilities                                $8,056,480        $4,907,989
Bonds, Mortgages & Debt
  Net of Current Portion                                 $5,232,005        $4,860,552
Preferred Stock                                         $18,657,090       $18,657,090
Common Stock                                                $39,684           $41,784
Other Shareholders' Equity                               $4,502,679        ($444,271)
Total Liabilities &
 Shareholders' Equity                                   $42,363,481       $29,868,433

Sales of Tangible Products                                       $0       $11,997,381
Cost of Tangible Goods Sold                                      $0        $9,381,634
Total Administrative Expenses                            $2,235,777        $2,112,220
Other Income and Expenses                                        $0          $240,806
Interest Expense                                           $346,600          $401,694
Income Tax Expense                                               $0                $0
Gain (Loss) from Continuing Operations                 ($2,455,756)          $542,995
Loss from Discontinued Operations                            ($517)         ($17,840)
Net Income (Loss)                                      ($2,456,273)          $525,155
Income (Loss) Per Share-Basic                               ($0.12)             $0.03
Income (Loss) Per Share-Diluted                             ($0.04)             $0.05

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


DATED: April 10,  2003

                     LIFE ENERGY & TECHNOLOGY HOLDINGS INC.


                         By: /s/ Christopher A. McCormack
                             Christopher A. McCormack
                             President
                             Chief Operating Officer


--------
1 Biosphere Process(TM) & Biosphere(TM) are copyright trademarks of the Life Energy Partnership 1995.

4    Portland Plus(TM)is a registered trademark of Life Energy Natural Resources
     Ltd.

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

Date: April 10, 2002

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

Date: April 10, 2002

/s/Michael Liberatore
----------------------
Michael Liberatore
Chief Financial Officer (or equivalent thereof)