Form 10KSB
period 2003-05-31
LIFE ENERGY & TECHNOLOGY HOLDINGS INC
filed 2003-09-16
CIK 840823

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] Annual report pursuant to section 13 or 15 (d) of the Security Exchange Act of 1934 (fee required)

[_] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 (no fee required)

For the transition period from _______________________________

For the fiscal year ended: May 31, 2003

Commission file No.: 33-24483NY

                     LIFE ENERGY & TECHNOLOGY HOLDINGS INC.
       ------------------------------------------------------------------
              Exact name of registrant as specified in its charter

                  2005 Beechgrove, Place, Utica, New York 13504
       ------------------------------------------------------------------
               (address of principle executive offices) (zip code)

        Delaware                                            11-2914841
--------------------------------                   -----------------------------
State or other jurisdiction                            (IRS Employer ID#)
of incorporation or organization

Registrant's telephone number, including area code (315) 724-8370

Securities registered pursuant to section 12 (b) of the Act:

  Title of each class                            Name of exchange on which
                                                        registered
--------------------------                      -------------------------------
          NONE                                               NONE

Securities registered pursuant to section 12 (g) of the Act:

                               Title of each class
                             ----------------------
                                  Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934, during the preceding 12 months ( or for such period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.                 Yes [X]      No [_]

Indicate by check mark if disclosure for delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained to the best of the Registrant's knowledge, in a Proxy or Information Statement incorporated by reference in Part III of this Form 10-KSB, of any Amendment to this Form 10-K [ X ]

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant. Based on the closing price of $.1.71 per Shares at September 12, 2003 is approximately $28,422,551.25.
..

The number of shares outstanding of each of the registrant's classes of Common Stock, as of May 31, 2003 is 25,279,655 shares, of Common Stock $.002 par value and 1,853,989 shares of Preferred Stock $10 stated value

DOCUMENTS INCORPORATED BY REFERENCE: None

                                    FORM 10-K

                     LIFE ENERGY & TECHNOLOGY HOLDINGS INC.
                           (Formerly Health-Pak Inc.)
                                  May 31, 2003


                                TABLE OF CONTENTS

Item No.                           Description                              Page


  PART I.......................................................................4

Item 1.  Description of Business...............................................4

Item 2.  Description of Properties............................................15

Item 3.  Legal Proceedings....................................................15

Item 4.  Submission of Matters to a Vote of Security Holders..................15

  PART II.................................................................... 16

Item 5.  Market for Common Equity and Related Stockholder Matters.............16

Item 6.  Management's Discussion and Analysis or Plan of Operation............17

Item 7.  Financial Statements.................................................23

Item 7A. Quantitative And Qualitative Disclosures About Market Risk...........24

Item 8.  Changes In and Disagreements With Accountants
         On Accounting And Financial Disclosure...............................24

  PART III................................................................... 46

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act....................46

Item 10. Executive Compensation...............................................49

Item 11. Security Ownership of Certain Beneficial Owners and Management.......50

Item 12. Certain Relationships and Related Transactions.......................51

  PART IV.................................................................... 52

Item 13. Exhibits, Financial Statement Schedules And Reports On Form 8-K......52

Item 14. Controls and Procedures..............................................52

                                    FORM 10-K

                     LIFE ENERGY & TECHNOLOGY HOLDINGS INC.
                                  May 31, 2003

PART I

Item 1.  Description of Business

Background

Life Energy and Technology Holdings, Inc. (the Company), was organized in the Republic of Ireland in November 2000. On December 4, 2000, the Company merged with Health Pak Inc., a Delaware corporation formed in December 1987. The merger was effected by the Company acquiring all of the issued and outstanding shares of Health Pak Inc. in exchange for 5,691, 893 shares of common stock of the Company. The transaction was accounted for as a reverse acquisition with the Company deemed to be the accounting acquirer. Pursuant to the merger agreement, management adopted a formal plan for the disposal of Health Pak by selling the company back to the management of Health Pak.


The Company is the developer the Biosphere Process(TM)1 System, which is an autonomous multifuel micro-power electricity generation system that the company is marketing to sell or to lease to government entities and corporate clients worldwide. The current officers of the Company completed the development of the Biosphere Process(TM) System in mid-year 2000. The Biosphere Process(TM) System, a mobile, modular, micro-power plant which consumes and recycles up to 100% of traditional waste materials such as; municipal solid waste, agricultural and forestry wastes, industrial or medical wastes, animal wastes, and/or traditional fossil fuels (coal, oil, gas, peat) or oil industry wastes while producing renewable electricity. The Company recognized its first sale in fiscal year 2002.

To complete the disposal of Health Pak Inc., the Company has submitted a plan of reorganization for its wholly owed subsidiary to the Bankruptcy Court in the Northern District of New York for final plan confirmation. The plan calls for the sale Health Pak to a consortium of investors led by the Liberatore Group or a second buyer plus the investor. The sale will result in 90% of the common shares of Health Pak being delivered to the consortium and 10% issued to the shareholders of record of the Company as of September 8, 2003. To facilitate the sale of Health-Pak and to avoid a possible conflict of interest, Anthony Liberatore and Michael Liberatore resigned as officers of Life Energy on July 17, 2003, but remain as directors of the Company.

Development of LETH - Background

The primary mission of the Company is the building of a vertically integrated, environmentally responsible, international technology and energy company. The Company's core business is the development and commercialization of environmentally sustainable technologies across a complementary range of disciplines, which at present include operations (both current and planned) in the fields of oil, gas, natural resources and related commodities, power generation, and advanced computer and construction technologies.

In early 2001 the Company determined that it could best achieve its goals by contracting the manufacture of the Biosphere Process(TM) System to third parties. This enabled the Company to demonstrate to prospective users of the Biosphere Process(TM) System its ability to meet future contract demands. The Company has recently entered into manufacturing alliances with Houma Industries, LLC, a division of LOR, and Superior Derrick, both located in Louisiana. Houma and Superior will manufacture the Biosphere Process(TM) System for use in the United States while Alia Holdings of Moscow, Russia will continue as the Company's manufacturing vendor for use in some foreign markets.

The Business and Operating Plan of LETH

General.

LETH is interested in developing three business segments. These segments are (a) the manufacture and sale or leasing of Biosphere Process(TM) Systems; (b) the development and sale of oil and gas reserves, natural resources, other energy related commodity products; (c) the development of state-of-the-art technology and technological products. Biosphere Process(TM) Systems currently is the only segment that has produced revenue; however the Company began to have revenue recognition from its energy related product segment through its investment in Life Energy and Natural Resources Inc. (LENR) in fiscal 2003.

These segments are more particularly described as follows:

I.   Biosphere Systems(TM)

-    General Background

LETH is the developer of the Biosphere Process(TM) System. The Biosphere Process(TM) System provides for the conversion of waste materials (which includes municipal solid waste, agricultural or forestry surpluses or wastes, industrial or medical waste materials or traditional fossil fuels) in a process that includes, initially, the automatic separation of metals and plastics, the formation of organic compost and the heating of the organic residue left from the separation process to very high temperatures in a separate chamber, which is deprived of oxygen. The heating of the organic waste in this manner (i.e. in an oxygen deprived environment) prevents combustion, smoke and odor, and transforms the waste into steam and other gasses, which then run a turbine to produce electricity. The remaining solid waste then becomes a pulverized powder, which can be sold as a by-product for use in the building industry.

The Biosphere Process(TM) System heats and converts solid waste in an atmosphere that does not produce smoke or odor and therefore is capable of being placed directly in the center of a town with no pollution to the atmosphere. The System can also be used specifically for the purpose of producing electricity for local use - an ability in great demand in developing countries. Additionally, the Biosphere Process(TM) System is effective for the elimination of infectious medical and toxic waste.

When the Company's operating plans are fully implemented, the Biosphere Process(TM) System is expected to produce revenues from garbage tipping fees, recycling of metals, the sale of building products, papers and plastics, and the sale of electrical power and steam.


-    The Functioning of The Biosphere Process(TM)

The Biosphere Process(TM) is most easily described in a format where it is operated using Municipal Solid Waste (MSW) as a feedstock - although the Biosphere Process(TM) System operates equally well as a micro power generation system consuming any waste material, including agricultural or forestry surpluses or wastes, industrial or medical waste materials or traditional fossil fuels.

The Biosphere Process(TM) System when operated on MSW takes place in five distinct stages:

Stage One: MSW is collected and brought to a centralized Biosphere Process(TM) facility. Each facility is designed as a "one stop shop" providing for up to 100% recycling of the total tonnage of MSW collected. The Biosphere Process(TM) facilities are economically viable at as little as 5-8Tons/hr and can be constructed in closed facilities of as little as 3000 square ft. Each Biosphere Process(TM) facility is designed to be a stand-alone facility, with internal positive air control ensuring that the facility emits no non-permitable emissions to the atmosphere.

Stage Two: The MSW is sorted to provide separation for compost production, plastics and rubber recovery, metals, glass and aggregate recovery, and finally, electrical power generation. Typically operating at a rate of 30 tons/hour, each receiving line separates MSW into two feedstock streams comprising putrescible (organic) and non-putrescible (non-organic) materials.

Put rescible materials usually comprise around 20% by volume are rapidly composted and recycled into high nutrient value soil additives and fertilizers using a proprietary vertical accelerated composter. Ongoing developments at the Romanov-Reynolds Research Institute are directed towards increasing yet the percentage of putrescible materials recovered and recycled through composting. Furthermore, LETH's Russian plant nutritionalists continually work in target export markets to design compost to meet local market requirements. MSW derived compost has proven to be an excellent adjuvant for the remediation of semi-arid areas in North Africa and the Middle East, where the electrical power and steam generated from the operation of the Biosphere Process(TM) Systems may be used to power the local electrical grid.

Non-putrescible materials are further sorted to allow plastics and rubber recovery around 10% before being shredded in advance of valuable metals recovery. All of the recoverable aluminum and ferrous metals are removed from the waste stream, using rotating trommels equipped with band magnets, and hand picking stations designed to achieve the maximum possible percentage recovery of these materials. Finally glass, aggregates, concrete products and sand are removed using a Biosphere Separator(TM)2 which achieves the following separation percentages; metals, 3.1%, glass 5.2%, aggregates, concrete, dirt and sand 8.0% and finally residual materials suitable for power generation equal to not more than 53.7% by volume of the initial MSW.

LETH has always been conscious that worldwide, most recycling businesses fail due to insecurity in the recoverable markets. Therefore, management has elected to concentrate only on the readily extractable front-end products discussed above with the balance of the waste stream utilized solely for the production of electricity. Consequently, management believes that secure markets exist for the recycled products from the Biosphere Separator. For example, compost can be manufactured to any specification and finds a ready market in any economy as a soil conditioner or fertilizer. Metals, glass, aggregates, concrete products & sand are also valuable and readily marketable side benefits from the operation of the Biosphere Process(TM).

Stage Three: In stage three of the process, all other material in the waste stream is forced through a Biosphere Densifier(TM)3, which compacts the MSW into 20g flakes with 15-20% moisture termed Biosphere Flakes(TM)4 at the rate of 30Tons/hour, these flakes drive the Biosphere Process.

Stage Four: The Biosphere Flakes(TM) are converted into a 1000(degree)C - 1800(degree)C flux using a Biosphere Venturi(TM)5. The process is designed to produce a high value inert pozzolanic material, which is then recycled into concrete products for the building industry, thus ensuring up to 100% recycling of all MSW handled through the Biosphere Process(TM) completely replacing traditional land filling as a method of waste disposal.

Stage Five: The 1000(degree)C - 1800(degree)C flux produced in stage four is used to power a turbine for micro power generation, a byproduct of which is electricity and steam which can be used to power local industry including desalination facilities.

-    Economic Need For The Biosphere Process(TM)

Every man, woman and child, the population of the developed world, produces up to one-half ton of MSW per annum; the vast majority of which is, at present, simply land filled and allowed to decay. Not only is such a practice outdated, having changed little in hundreds of years, but it is also costly and wasteful of what have for some time been recognized as finite natural resources. The Biosphere Process(TM) developed by LETH is a new development that allows for up to 100% recycling of the resource that MSW represents.

The Biosphere Process(TM) in addition to consuming MSW as a feedstock is an "omnivorous" micropower generation system. The Biosphere Process(TM) will operate and generate electricity using MSW, traditional fossil fuels, agricultural wastes or surpluses, forestry wastes or surpluses, industrial waste streams, cellulose or hemicelluloses biomass waste streams, lignin, or any manner of waste material.

As in the US, a series of European Commission Directives and guidelines now exist and are designed to reduce Europe's dependence on landfills by over 80% before the year 2010. Current European thinking, led by an ever increasing and highly progressive "Green Lobby" is directed towards protecting and repairing the environment. European directives dictate amongst other things that existing landfill sites will not only be closed but that member states will be required to remediate and render completely harmless the contents of such sites. Further provision now exists, arising from the provisions of the Kyoto Protocol of 1997, which although recently modified, has been largely adopted, for governments and companies involved in recycling or diversion from landfill, or in the generation of electricity from other than traditional fossil fuel feedstocks, to derive tradable "green energy credits" which contribute to the reduction in green house gas emissions.

Such energy credits, form the basis of the greenhouse-gas trade, and are expected to be the backbone of a trillion-dollar industry by 2010. This expected trade will provide a further impetus for multinational companies, national governments and member states in both the European Union and elsewhere to champion the commercial use of MSW and waste materials and importantly the remediation of existing landfills, which conversely are fast becoming a natural resource. Not only are landfills a rich source of metals, 8-10% high grade aluminum and ferrous metals, and of silicates, sands and building aggregates, but they also contain significant volumes of combustible fuel material with an exceptionally high calorific content, highly suitable for power generation.

LETH believes that this new millennium will see the expansion of new industries based on the exploitation of the indigenous raw material source that not only MSW but all manner of waste materials and agricultural and forestry wastes and surpluses represent. In all identified markets LETH offers a viable alternative to the consumption of traditional fossil fuels for micropower generation.

The Biosphere Process(TM) System can also be fueled by traditional fossil fuels, oil, and natural gas. This factor is important since, as mentioned earlier, LETH is a partner in a joint venture that holds extensive rights to develop oil and gas leases in Africa where a large number of Biosphere Process(TM) Systems might, subject to contract, be expected to be sold in the future The natural gas produced by these fields is presently not a marketable commodity due to the high level of impurities contained therein. Given the extremely high temperatures generated by the Biosphere Process(TM) System in converting waste materials, these levels of impurities are insignificant and, in fact, are actually useful in increasing the overall caloric output from burning this gas in the Biosphere Process(TM) System. This could conceivably permit the gas produced by these fields to be converted into useful, and highly sought after, electricity to serve these African communities, rather than being simply flared as had been its traditional method of disposal at the well head site contributing to local pollution.

-    Manufacture

On March 26th 2003 LETH and Houma Industries, LLC ("Houma") entered into a key Manufacturing Alliance Agreement. The Manufacturing Alliance Agreement provides for engineering, fabrication, site selection, deployment and full service and maintenance of Life Energy's Biosphere Process(TM) Systems. Houma will supply Biosphere Process(TM) System component sections consisting of the electrostatic precipitator, electrical generators, gas or steam turbines and optional water desalinization systems. Houma has facilities that are capable of fulfilling alliance goals of 500 Biosphere Process(TM) Systems per year within the next five-year period. The agreement will provide for turnkey manufacturing, installation and maintenance for the Biosphere Process(TM) Systems.

On June 18th 2003 LETH and Superior Derrick, LLC ("Superior ") entered into a key Manufacturing Alliance Agreement. The Manufacturing Alliance Agreement provides for engineering, fabrication, site selection, deployment and full service and maintenance of Life Energy's Biosphere Process(TM) Systems. Superior will supply Biosphere Process(TM) System component sections consisting of the electrostatic precipitator, electrical generators, gas or steam turbines and optional water desalinization systems. The agreement will provide for turnkey manufacturing, installation and maintenance for the Biosphere Process(TM) Systems. Superior has been in the fabrication and generator package business for over forty years.

-    Marketing Plan

At present, management relies upon agreements with independent sales agents to secure contracts for its Biosphere Process(TM) Systems. To date, as mentioned above, such efforts have resulted in commitments to purchase and or lease Biosphere Process(TM) Systems from:

     1). Global FranTech Group to purchase 5 Biosphere Process(TM) System with the option to purchase and additional 595 Biosphere Process(TM) Systems. This contract is on hold partly due to a delay in financing, which was caused by the SARS crisis in China;

     2). SLOK, a Nigerian Company, has made application for financing to the Overseas Private Investment Corp, to purchase 2 Biosphere Process(TM) Systems, for the Abia State in Nigeria and has contracted for an additional 8 Biosphere Process(TM) Systems.

     3) Gallacher, Soggs & Company, Inc., has committed to purchase one Biosphere Process(TM)System with an option to purchase 299 additional Biosphere Process(TM)Systems and are in the process of permitting a unit in New York,

     4). Kuwat Holdings, SA to purchased 50 Biosphere Process(TM) Systems, two of which have been delivered in November 2001 and are currently in use. The Company assigned this sale/lease to its manufacturing vendor, Alia Holdings in fiscal 2003.

     5). Green Energy Management has committed to purchase up to 1,000 Biosphere Process(TM) Systems during the next five years and to purchase one Biosphere Process(TM) System immediately and further has obtained a permit from the State of Louisiana DEQ in July 2003.

     6). K.T.T.D. & Company, Inc. is committed to purchase two Biosphere Process(TM)Systems for the Russian Federation, and is in the process of obtaining financing now.

In addition the company has received letters of intent from:

     1) The City of Rubizhnek, Lugansk Russia, for one Biosphere Process(TM)System,
     2). The City of Temirittan of Kazakhstan for three Biosphere Process(TM)Systems.,
     3)   The City of Omsk, Russia, for three Biosphere Process(TM)Systems,
     4). The City of Nikopol, Dnepropetrovsk, Russia, for five Biosphere Process(TM)Systems,
     5).  The City of Komsomolsk, Russia, for one Biosphere Process(TM)System,
     6). The City of Odessa, Odessa Region, Ukraine, Russia, five Biosphere Process(TM)System.

In fiscal 2003 the Company entered into an agreement with Tech EMI (Tetra Tech) of Baton Rouge, LA, a subsidiary of Tetra Tech, Inc. Tetra Tech will assist with local operating permit applications on a worldwide basis for any and all applicable operations and environmental permits that may be required for LETH's Biosphere Process(TM) System clients. Tetra Tech will perform sitting investigations ranging from fatal flaw-type investigations to multi-state comprehensive site selection studies involving site characterization, development of evaluation criteria, and quantitative assessment matrices. Tetra Tech will provide technical and regulatory support for compliance issues as well as comprehensive permitting services. Tetra Tech's approach to strategic planning is to place environmental efforts within the framework of long-term compliance improvement and sustainability progress. Tetra Tech's services include continuous emission monitoring, plans, installation, and reporting. LETH believes this agreement will help with the marketing of the Biosphere Process(TM) Systems as it will provide third party monitoring and compliance with environmental regulations nationally and internationally.


II.  Oil and Gas Development and Other Energy Related Commodities.

In fiscal 2001, the Company acquired a 40% interest in Life Energy Natural Resources, Inc. ("LENR"). The purpose of LENR is to acquire and commercially develop oil and gas properties, as well as other related commodities, initially in Africa and the Middle East.

Management believes that by acquiring the interest in LENR, which is presently managed by its Swiss joint venture partner, LETH will be able to effectively enter into this area with a minimum of expense and without the need for additional personnel. Several concession areas are currently under negotiation by LENR as the direct result of the business contacts of this Swiss partner. In addition, LENR is presently in the process of acquiring substantial additional quantities of similar energy-related commodities with plans now being formulated for the commercialization of this product. At present LETH is a passive investor in the joint venture, with all operations and administrative functions being undertaken by its joint venture partner. During the fiscal year 2003, the Company received $303,086 from its investment in LENR. However, plans are still being formed as to LETH's future role as commercial operations are developed by the joint venture.

III. Development of New Technologies and Products.

The development of new technologies and products is financed solely by the Company's president and developer of the Biosphere Process(TM) System, Dr. Christopher McCormack. The Company has made no direct expenditures in this area through the date of this report, however the future rights to the products developed are intended to accrue to the Company. Managed by Dr. Christopher McCormack and Professor Valeri Romanov, this research and development area is active in electronics, environmental sciences, computer software and hardware development, molecular dynamics and telecommunications. Several significant developments are now the subject of patent applications, license discussions, and manufacturing programs. In addition to the Biosphere Process(TM) System the principal technologies developed by the Company as of the date hereof are as follows:

-    Anodized Computer Board Technology

Professor Romanov's team has completed development of a new generation of micro and opto-electronic equipment based on anodized aluminum technologies. For some time researchers in Ireland and Russia, working for the Company, have been developing miniature computer boards. Traditional computer board architectures are difficult to miniaturize, when miniaturization normally aggravates heat dissipation problems, which adversely effect reliability leading to higher functional complexity and increased cost.

Professor Romanov's team has designed advanced integrated boards, which integrate into one unit all of the typical components found in a traditional computer. Single units now integrate highly complicated traditional chips with micron-sized elements each of which has an individual connectivity in excess of 1000 contacts each, manufactured onto miniaturized boards. The proprietary arrangement of components with significantly reduced inter-component and inter-board spacing for multilayer boards and the use of newly designed sneak circuits further significantly enhances the operating speed of the equipment while allowing for miniaturization.

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

The substrates can perform a dual function as a passive component of the implemented circuitry, and as a structural element of the equipment (housing base, heat sink, heater, etc.), the result being that the item's design becomes simplified. Substrates provide effective heat dissipation (heat conductivity is three times higher than that of steel enameled substrates, and five times higher than that of alumina ceramics). Multilevel switching is planar and is essentially a multi-"floor" structure of conductors that can cross each other on different "floors," whereas inter-level contacts are formed by way of sequential laying contact pads of different level conductors. This provides for three advantages: no failures at inter-level junctions, simplified arrangement topology, minimum of switching levels for the same functionality. The number of switching levels is potentially unlimited.

The use of substrates manufactured is expected to open new perspectives for the designers and manufacturers of equipment by providing the means of eliminating the above-mentioned inconsistencies. Testing indicates that it is possible to reduce overall dimensions and weight of the product, increase reliability, implement a more complicated circuitry and, at the same time, simplify and make the module design cheaper when compared to those of similar devices that make use of multi-layer printed circuit boards, multi-layer packets with two-level switching on polyamide film, thick-film and other presently available technical solutions. The number of basic operations is minimized, so that it creates prerequisites for automation of the manufacturing method. The anodic oxidation method for shaping the circuitry, layout, in comparison to the traditional etching method, provides precision accuracy of the circuit element dimensions.

-    Radiation Safe Mobile Phone Aerial.

Professor Romanov's team has also completed development of a Phased Grid Antennas to replace traditional mobile phone aerials to significantly reduce the risks associated with radiation exposure for the phone user.

Professor Romanov's team has assembled and tested a series of phased grid antennas, which can be designed to any shape as printed lattices on, for example, the external surface of automobiles, aircraft, on any building or structure, within the body of a traditional mobile phone, or within the casing of a mobile phone battery. These proprietary and highly flexible lattices can be adapted to any shape and size, without reducing their ability to receive or transmit mobile phone signals. The new lattices are designed to reduce the electro-magnetic radiation emissions of mobile phones by up to 80%.

Based on similar military devices deployed successfully by the Russian Navy to counteract interference from naturally occurring electromagnetic radiation associated with, for example, the Aurora Borealis, the performance of these lattices has been comparable to traditional aerial components in all trials conducted to date. Given the perceived public health risk now associated with the use of mobile phone handsets, with recent reports indicating the possibility of a link between such radiation emissions and certain forms of cancer licensing discussions have already been initiated with several mobile phone manufacturers. Dr. McCormack believes that once these discussions are completed the adoption of the new lattices and their rapid deployment replacing traditional mobile phone aerials will proceed without delay.

One of the key advantages of these new lattices is they are to expected to be incorporated into completely new phone designs, and to reduce emissions from existing mobile phones by incorporating the new lattice aerials into replacement batteries. Dr. McCormack and Dr. Romanov believe that this new technology provides a viable means to both eliminate the problem of radiation emissions in new phones and to offer an easy solution for the millions of phones already in use.

Facilities and Proposed New Facilities.

Currently the Company's headquarters are located in Utica, New York, the site of Health Pak Inc. In late June 2003, Health-Pak New York filed a reorganization plan with the Bankruptcy Court, which is currently being reviewed by that company's creditors. In order to complete the transfer of Health-Pak to the Liberatore Consortium, or others, the plan of reorganization must receive approval by that company's creditors. The plan calls for the acquisition of Health-Pak New York by a consortium led by The Liberatore Group, the former Management of Health Pak or others and the independent sale of the building at 2005 Beechgrove Place Utica to a third party. The plan calls for the Liberatore Consortium or the alternate buyer to own 90% of the shares of Health Pak. As part of the plan, the consortia must agree to fund the initial payment of $130,000 and commit to up to an additional $20,000 a month until all the post-position bankruptcy debt is paid in accordance with the "Confirmed Plan" per plan confirmation. A key requirement of the consortium was the resignation of Anthony and Michael Liberatore from LETH. Anthony and Michael will remain as directors of the Company. If for any reason should the Liberatore Group decide not to go forward, the consortium and a second buyer have already indicated a willingness to acquire Health-Pak under the same terms and conditions as per the submit plan. Should the creditors disapprove the plan of reorganization, the Chapter 11 reorganization proceeding will be converted to a Chapter 7 dissolution proceeding. In such event, the assets of Health-Pak New York will be liquidated which will result in the assets of Health Pak New York becoming the property of the creditors. In either case, the Management is confident that the business plan of LETH will not be adversely affected. The Company plans to relocate its Corporate headquarters to Falls Church, Virginia in fiscal year 2004.

Competition.

The Company is in competition with local municipalities and private corporations engaged in refuse and waste removal and processing. Many of these competitors have significantly greater financial resources and established market presence. Many municipalities having to deal with waste may not wish to invest in the costly production of the Biosphere Process(TM) System or other methods of waste removal due to limited budgets or existing commitments to alternative waste removal methods.

On an ever-increasing basis, however, waste disposal, including MSW disposal, agricultural waste disposal, medical waste disposal and forestry waste disposal are becoming an increasing social-political problem. Commercially viable alternatives to the Biosphere Process(TM) system include traditional landfill, large scale recycling and traditional incineration.

With respect to its new technologies, the Company will require substantial financing in order to develop commercial applications for these technologies. Alternatively, the Company plans to license the development of new products based upon its new technology to larger, better-financed companies in return for license fees and/or royalty payments. However, to date, no such agreements have been concluded although discussions are on going with several large national and multi-national companies.

Patents and Trademarks.

The Company has formulated patent applications and has the trademark protection for the Biosphere Process(TM) Systems and certain other of its developed technologies. However, as of the date of this report, no patent applications have been filed in any jurisdiction. The Company continues to develop patentable products and processes for which management plans to seek patent protection in the future. Currently, the Company relies primarily upon trade secrets and proprietary techniques to attain and preserve any commercial advantage. The Company has obtained trademark protection for several of its proprietary trade names.

Supplies.

The Company at present purchases from independent subcontractors products that are built to LETH specifications and designs. Management does not believe that there is or will be in the near future a significant shortage or inability to obtain adequate supplies of materials needed to fulfill lease obligations.

Employees.

At present the Company has nine executive officers in Ireland, the Middle East and in the U.S., and fourteen research scientists who work as consultants to the Company and three employees in managerial or supervisory capacities. As the Company implements the planned expansion of its operation, it will require additional employees both skilled and unskilled. The Company believes that the personnel it will require are readily available at reasonable salary rates. No assurance however can be given that it will be able to attract the type and quantity of employees the operation will require. Furthermore even if such personnel are available, no assurance can be given that they can be hired on terms favorable to the Company.

Government Regulation

The  products  marketed  by the  Company  are  subject  to  (EPA)  Environmental
Protection Agency and European BATNEEC guidance not for the waste sector (revision1-May 1996). The council directive 8 (June1989/369/EEC) and common position (EC) no. 7/2000 adopted by the council on 25 November 1999 (2000/C 25/02). Any products distributed by the Company pursuant to the above are subject to pervasive and continuing regulation by the EPA. Biosphere Process(TM) systems that are intended for deployment in the United States will need to be permitted by the EPA and some States individual departments of Environmental Conservation. The Company presently has an application pending with the New York State Department of Environmental Conservation "DEC". In addition the deployment of Biosphere Process(TM) System in foreign jurisdictions will be subject to environmental laws and policies of each such jurisdiction. The Company and its client Green Energy Management LLC., have recently been permitted to test and operate a Biosphere Process(TM) systems in Louisiana.

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

Operations Management

The Waste to Energy Division is managed by Mr. Kevin McCormack. This division is responsible for the sale of the Biosphere Process(TM) System.

The Manufacturing Division is managed by Mr. Brian Larkin. This division manages the contract-manufacture of the Biosphere Process(TM) Systems. As previously stated, manufacturing is currently contracted to independent third parties.


Item 2.   Description of Properties

See Item I - Description of Business, "Facilities and Proposed New Facilities" for additional information on the Company's facilities.


Item 3. Legal Proceedings

The Company through its subsidiary, Health-Pak, Inc., which has been discontinued and currently under bankruptcy protection, are defendants in lawsuits filed by various suppliers for services rendered and goods supplied. The Company has accrued the amounts of the proposed settlements in the accompanying consolidated financial statements.

In Fiscal year 2002, the Company cancelled 750,000 shares of common stock for non-performance of services. North American Transfer, the transfer agent and the holder of the shares has commenced an interpleader action in the U.S. District Court of New York Eastern District to determine the ownership of the shares. The Company is confident that a successful defense of the cancellation of these shares will occur.

Management believes that the eventual disposition of these issues will not have a material impact on the consolidated financial statements.

Whereas the companies plans for the North American market are no longer dependent upon completion of the divestiture of Health-Pak New York and the previously planned but now abandoned acquisition of a new Utica facility the company is committed to the resolution of the Health-Pak bankruptcy and with court approval its transfer to the consortium led by the Liberatore Group or a second buyer. As discussed above, in major part, completion of these matters depends upon the successful plan confirmation of the Chapter 11 Reorganization proceeding pending in federal District Court. These matters do not directly involve the Company, and will not have a significant adverse impact upon the Company's future plans should the pending reorganization plan not be approved by creditors or if the proceeding is converted to a Chapter 7 Bankruptcy with the liquidation of the Health-Pak assets.


Item 4.  Submission of Matters to a Vote of Security Holders.

During fiscal 2003 there were no matters submitted to a vote of shareholders of the Company.

                                    PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's securities are traded on the OTC electronic Bulletin Board. The following tables show the range of high and low bid quotes for the common stock of the Company which were obtained from the National Quotation Bureau and are between dealers, do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.

Common stock trading history.

                                                       BID
                                                HIGH         LOW

Quarter ended May 31,1999                      $ 0.9375    $0.9063
Quarter ended August 31, 1999                  $ 0.438      $0.438
Quarter ended November, 30 1999                $ 0.24        $0.22
Quarter ended February 28, 2000                $ 0.25        $0.12
Quarter ended May 31, 2000                     $ 0.14        $0.08
Quarter ended August 31, 2000                  $ 0.10        $0.07
Quarter ended November 30, 2000                $ 5.10         $.09
Quarter ended February 28, 2001                $ 3.60        $1.18
Quarter ended May 31, 2001                     $ 2.25         $.66
Quarter ended August 31, 2001                  $ 0.95        $0.88
Quarter ended November 30, 2001                $ 1.03         $.85
Quarter ended February 28, 2002                $ 1.29        $1.08
Quarter ended May 31, 2002                     $ 0.80         $.60
Quarter ended August 30, 2002                  $ 0.63        $0.45
Quarter ended November, 30 2002                $ 0.45        $0.30
Quarter ended February 28, 2003                $ 1.13        $0.95
Quarter ended May 31, 2003                     $ 1.59        $1.49


On September10, 2003 the reported high bid price for the Company's common stock was $ 1.71 The number of record holders of the Company's common stock on May 31, 2003 was 299. There currently are 17 market makers for the Company's securities.

The Company has not paid any dividends to date and there are currently no plans to pay any cash dividends in the foreseeable future, however, subject to bankruptcy court approval and the successful spin off of Health Pak as a public company, the shareholders of record at September 8, 2003 will receive 10% of the shares of Health Pak upon its sale.

Notwithstanding the intended sale of Health Pak, the declaration and payment of dividends in the future, of which there can be no assurance, is determined by the board of directors based upon conditions then existing, including earnings, financial condition, capital requirements and other factors. There are no restrictions on the Company's ability to pay dividends.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Background.

Life Energy and Technology Holdings, Inc. (the Company), was organized in the Republic of Ireland in November 2000. On December 4, 2000, the Company merged with Health Pak Inc., a Delaware State corporation formed in December 1987. The merger was effected by the Company acquiring all of the issued and outstanding shares of Health Pak Inc. in exchange for 5,691, 893 shares of common stock of the Company. The transaction was accounted for as a reverse acquisition with the Company deemed to be the accounting acquirer. Pursuant to the merger agreement, management adopted a formal plan for the disposal of Health Pak by selling the company back to the management of Health Pak.

The Company is the developer the Biosphere Process(TM) System, which is an autonomous multifuel micro-power electricity generation system that the company is marketing to sell or to lease to government entities and corporate clients worldwide. The current officers of the Company completed the development of the Biosphere Process(TM) System in mid-year 2000. The Biosphere Process(TM) System, a mobile, modular, micro-power plant consumes and recycles up to100% of traditional waste materials such as; municipal solid waste, agricultural and forestry wastes, industrial or medical wastes, animal wastes, and/or traditional fossil fuels (coal, oil, gas, peat) or oil industry wastes such as while producing renewable electricity. The Company recognized its first sale's in fiscal year 2002 and has recognized no sales in fiscal year 2003.

General Statement: Factors That May Affect Future Results.

With the exception of historical information, the matters discussed herein contain forward-looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates," "expects," "believes," "plans," "could," and similar words and phrases. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include but are not limited to the following:

*    Inability of the company to secure additional financing;
* Unexpected economic changes in the Russia, Northern Africa, China, the Middle and Far East, and the United States; and
* The imposition of new restrictions or regulations by government agencies that affect the Company's waste disposal process.

To the extent possible, the following discussion will highlight the activities of the Company from June 1, 2001 through May 31, 2003.

I. Results of Operations.

The Company began to position itself to develop the potential U.S. market for the Biosphere Process(TM) Systems during fiscal year 2003. Towards this end, the Company has achieved four significant milestones.

1. The Company assigned its sales lease of 50 Biosphere Process(TM) Systems to Kuwat Holdings to its manufacturing vendor, Alia Holdings Inc. As part of the transaction, Alia returned 5 million shares of preferred stock to the Company, forgave $590,000 due on its manufacturing contract, transferred the manufacturing technology to the Company's new manufacturing vendors, and guaranteed the Company a payment of $14,400,000 over the next fiscal year that it would receive upon the delivery of the final 48 Biosphere Process(TM) Systems due on the Kuwat contract.

2.   The  Company   signed  a   manufacturing   agreement   with  two  US  based
     manufacturers, Houma Industries, LLC a division of LOR and Superior Derrick, LLC both located in Louisiana for the manufacture of Biosphere Process(TM) Systems to be sold by the company both in the United States and overseas. The State of Louisiana Department of Environmental Quality (DEQ) has permitted LETH/GEM to install and operate the Biosphere Process (TM) Systems in Louisiana; The Biosphere Process(TM) System is a waste-to-energy operation that will generate electricity using various waste streams. The Company has recently entered into an agreement to sell ten Biosphere Process(TM) Systems to Green Energy Management Inc, a Louisiana company.

3. In August 2003, the Company obtained financing for the manufacture of the Biosphere Process(TM) Systems by its agreement with Diamond Ridge Advisors Inc., a financial services firm located in North Carolina. As part of the agreement, Diamond Ridge purchased 6,599,914 shares of common stock for $9,839,871 as an equity investment. In addition, Diamond agreed to provide funding for a minimum of 3 Biosphere Process(TM) Systems with the right to first refusal to finance all additional Biosphere Process(TM) Systems under contract with LETH.


4. In September 2003, the Bankruptcy Court approved the plan for the disposal of Health Pak. The plan calls for the sale of Health Pak to a consortium of investors led by the Liberatore Group, the former management or an alternate buyer and their financier.. The consortia of investors have both agreed to pay the creditors of Health Pak $130,000 upon creditor approval and $20,000 per month until all the remaining unsecured debt of Health Pak is paid, which approximates $320,000. The secured creditors will be paid by the sale of the building in Utica. In July 2003, Health Pak sold the Utica building to a real estate firm for $1 and the assumption of all secured debt. Although the plan must be approved by the creditors within 45 days of the Bankruptcy court's approval, management is confident that the sale of Health Pak will occur by the terms described above.

No Biosphere Process(TM) Systems were sold in fiscal year 2003. In November 2001, the Company delivered two Biosphere Process(TM) Systems to Kuwat Holdings located in Beruit, Lebanon as part of a fifty (50) Biosphere Process(TM) Systems sales and lease agreement. As a result of the transaction, the Company recorded a gain on the sale of $15,093,018.

Salaries and benefits expenses for fiscal 2003 were $2,336,639 as compared to $2,323,322. The Company had twelve employees during fiscal years 2003 and 2002. No cash payments have been made to the employees through the date of this report. The non-U.S. domiciled employees have agreed to be paid salaries owed out of the future profits of the Company.

On May 4, 2001, the Company entered into a master lease agreement with Kuwat Holdings, SA, Junieh, Lebanon for the lease of fifty mobile Biosphere Process(TM) Systems. Of the fifty systems, two, (previously manufactured and operating as demonstration units), were delivered to a Kuwat customer in the Middle East on May 18, 2001. In November, 2001 the Company formalized the movement of the two units by entering into sales lease agreement with Kuwat under the following terms: (1) twenty five year lease term and (2) quarterly lease payments of $510,000. For the year ended May 31, 2002, the Company recorded a gain on the sale of equipment of $ 15,093,018 and recognized $408,726 as amortized interest income relating to the one lease payment it received in fiscal 2002.

Kuwat failed to make the required remaining lease payments and petitioned the Company to renegotiate the terms of the lease. On November 18, 2002, the Company converted the sales lease to a direct sale. The sales price was set at $25,000,000 and called for an initial payment of $1,020,000 and five additional quarterly payments of $5,995,000. In recording the conversion from a sales lease to a direct sale, the Company recorded a loss on the conversion of $444,080.

After making the initial payment of $1,020,000, Kuwat failed to make the required remaining payments and again petitioned the Company to renegotiate the transaction. The Company then approached its primary manufacturer, Alia Holdings SA, Moscow and offered them the rights to the original master lease and the manufacturing and distribution rights of the remaining forty eight Biosphere Process(TM) System units. Further, Alia agreed to transfer manufacturing technology to United States manufacturers designated by the Company. In exchange, the Company terminated the sale to Kuwat and settled for $14,400,000 due from Alia as profit sharing against the sale and distribution of the remaining forty eight Biosphere Process(TM) System units by Alia. Kuwat remains indebted to Alia for amounts previously due the Company for the original two Biosphere Process(TM) Systems.

In terminating the sale and accepting the $14,400,000 settlement, the Company recorded a loss on termination of $9,054,123 for the year ended May 31, 2003. Also for the year ended May 31, 2003, the Company recognized $100,743 as amortized interest relating to the initial payment of $1,020,000 on the equipment sale and $590,000 as extinguishment of debt relating to amounts owed to Alia for manufacturing costs.

Based on information currently at its disposal, the Company is confident that Alia will be successful in manufacturing and selling the remaining forty eight Biosphere Process(TM) Systems called for in the original master lease but cannot be certain in this belief. Accordingly, the Company will regularly review the carrying amount of the settlement and make whatever adjustments are needed to insure that the amount receivable is stated at realizable value.

Consulting fees for fiscal year 2003 was $8,035,481 compared to $38,331 for fiscal year 2002. During the fiscal year, the Company issued common stock and warrants to its employees and to new consultants in an attempt to attract and keep highly talented persons that management feels will serve to strengthen the Company's ability to develop this new market in the United States and around the world. In December 2002, the Company issued 1,434,999 shares of common stock to employees and consultants. In January 2003, the Company issued 181,000 shares of common stock to consultants. In May 2003, the Company issued 3,821,763 shares of common stock to employees and consultants and issued 750,000 common stock warrants to a consultant exercisable at $.13 expiring in May 2008. As a result of the above share and warrant issues, the Company recorded $7,395,657 in consulting fees for fiscal year 2003. Additionally, the Company entered into a consulting agreement with a lobbying firm based in Atlanta, Georgia during fiscal year 2003. The consulting contract will cost the Company $430,000 per year over the next ten years and calls for an annual issuance of 250,000 warrants exercisable at a 30% discount to the prevailing market price of the stock at the time of the grant.

Administration expenses decreased from fiscal year 2002. Administration costs for fiscal year 2003 was $225,935 $428,435 compared to $634,945 for fiscal year 2002. Below is a table comparing the administrative expenses of the firm for fiscal 2003 and fiscal 2002.


                                             31-May-03         31-May-02

Promotion                                       $24,205           $2,972
Depreciation office equipment                     9,290            2,341
Depreciation-Biosphere prototype                      0          198,591
Repairs                                               0            3,222
Professional fees                               163,100          254,140
Telephone                                        37,160           26,447
Office supplies and administration              149,225           33,819
Office rent                                           0            4,333
Travel costs                                     45,455          109,080
                                            -------------     ------------
Total administration                           $428,435         $634,945
                                            =============     ============


Management expects to incur significant travel costs in fiscal year 2004 as the construction and sale of the Biosphere Process(TM) System in the United States gets underway.

After deducting administrative expenses, the Company recognized a loss from its continuing operations of $18,956,315 $19,854,678 in fiscal year 2003 as compared to a gain of $12,096,420 $12,906,420 in fiscal year 2002.

The Company recognized other income from it the amortization of the unearned income of $408,726 in fiscal year 2002 and 100,743 in fiscal year 2003. Upon the leasing of the two Biosphere Process(TM) Systems in November 2001, the Company recognized $26,525,348 in unearned income. This unearned income is netted against the gross lease payments to be received on the balance sheet and was being amortized to the statement of operations over the life of the lease. Since the lease was assigned in fiscal year 2003, the Company recognized no amortization of unearned income in fiscal year 2003.

Interest expense for fiscal year 2003 was $491,407 as compared to $427,705 in fiscal year 2002. All of the interest expense is the result of unsecured promissory notes issued to some of the Company's shareholders at inception in November 2000. The increase in interest is due to the increasing advance balance by the Company's president. The Company pays 8.50% interest on advances made by the Company's president and on the promissory notes. The President assigned his advance to a third party in December 2002, at the same interest rate.

After adding other income and expenses, the Company experienced a loss from its continuing operations before taxes of $19,410,927 $20,228,278 as compared to a gain of $12,077,441 the year before.

The loss from the discontinued operations of Health Pak Inc. was $186,606 in fiscal year 2003 as compared to a loss of $79,997 in fiscal 2002. The results of operations of Health Pak Inc. included an impairment charge of $82,245, which resulted from a reassessment of the subsidiary's building and inventory assets. After deducting the losses from the discontinued operations of Health-Pak Inc., the Company experienced a net loss of $19,597,533 in fiscal year 2003 as compared to net income of $11,997,444 in fiscal year 2002.

In fiscal year 2003, the Company recorded an extraordinary gain as a result of the company assigning a sale lease contract for 50 Biosphere Process(TM) Systems to its manufacturing vendor. As part of the transaction, the Company received back 5,000,000 shares of preferred stock given to the vendor in fiscal 2001 as an equipment deposit, which were valued at the time of the transaction at $14,750,000. In addition, the manufacturing vendor forgave $590,000 of a balance owed the vendor, which is shown as extinguishment of debt in the statement of operations.

Including the loss from the discontinued operations of Health Pak and the gain from the extinguishment of debt, the Company had a net loss in fiscal year 2003 of $19,824,884 compared to net income of $11,997,444 for fiscal year 2002.

On a per share basis, the Company experienced fully diluted loss per share for fiscal year 2003 of $.94 $.95 compared to a fully diluted gain per share of $.36 in fiscal year 2002.

11. Discussion of Financial Condition: Liquidity and Capital Resources

At May 31, 2003, the Company had working capital of a deficit of $902,263 compared to a deficit of $1,176,634 at the end of fiscal year 2002. The working capital of the Company increased during fiscal year mainly by the receipt of $1,020,000 during the year on the Kuwat lease prior to its assignment in May 2003. Approximately $200,000 of the funds received was towards the balance of the lease classified as a non-current asset at May 31, 2002. In addition, the Company received $303,086 from its 40% investment in LENR

Cash on hand was $0 at May 31, 2003 and May 31, 2002. The major sources of cash during the fiscal year were the funds received on the investment in the Company's affiliate, Life Energy Natural Resources Inc. (LENR) and advances from the Company's president. LENR has contracted with a United Kingdom company to purchase Portland Plus(TM). The Company holds a 40% interest in LENR by its issue of 1,608,000 shares of its preferred B stock to LENR in April 2001. During the fiscal year 2003, the Company received $288,964 from its investment in LENR.

In addition, the Company's president advanced $54,772 to the Company during fiscal year 2003. The Company used $343,736 for operations during fiscal year 2003.

Total assets at May 31, 2003 were $16,868,261 as compared to $41,889,893 at May 31, 2002. Most of the decrease in total assets was the result of the assignment of the Kuwat contract. As a result of the transaction in May 2003, a $14,750,000 equipment deposit paid for by issuing 5 million shares of preferred B in January 2001 were returned to the Company. In addition, total assets were decreased by approximately $8.4 $9 million as a result of the assignment.

Total shareholder equity at May 31, 2003 was $2,261,652 as compared to $29,440,879 at May 31, 2002. Shareholder equity increased as a result of the issuance of common stock to consultants valued at $6,429,906. In addition, the Company issued 750,000 warrants to a consultant. The warrants are exercisable at $.13 and expire in May 2008. The issue of the warrant is valued at $965,751 using the Black-Sholes options pricing model. Shareholder equity decreased during 2003 by the return of 5 million preferred B shares, valued at $14,750,000, as part of the assignment of the Kuwat sales lease to Alia. Combined with the above transactions, the Company experienced a net loss during fiscal year 2003 of $19,824,884, thereby reducing shareholder equity from $29,440,879 at May 31, 2002 to $2,261,652 at May 31, 2003.

During the coming fiscal year, the Company projects significant additional expenditures in connection with the manufacture of the Company's already contracted Biosphere Process(TM) Systems.

In July 2003, the Company contracted with Diamond Ridge, a financial service firm located in North Carolina. Diamond Ridge purchased approximately 6.5 million shares of common stock for $9.8 million dollars and provided the Company with a credit line for $21 million dollars at 6% for seven years. Diamond Ridge will finance the manufacture and sale of Biosphere Process(TM) Systems in the United States providing the Company with 100% of the gross profit on each Biosphere Process(TM) System at the point of sale, without recourse to the attendant receivable generated from the sale.

The Company currently has intentions to manufacture a significant number of Biosphere Process(TM) Systems for sale to entities located around the world. The Company cannot assure that it would be able to acquire financing and that these commitments to manufacture would remain indefinite, nor can it assure the estimated average sales price of $7.5 million per unit be achievable in this new market. However based upon the current financing obtained from Diamond Ridge, and the selling agreements with GEM, a company located in Louisiana, management is confident that ten Biosphere Process(TM) Systems can be manufactured and sold within the coming fiscal year.


III.  Inflation and Other Considerations

During the past few years' inflation in the United States and most parts of the world has been relatively stable which is expected to have a beneficial effect upon the Company's operations. In light of the strong perceived demand for the Biosphere(TM) Process System, particularly in developing countries, management believes that the terms it offers for the lease and or sale of these systems have been competitively priced in relation to alternative products. In management's opinion, low inflation and relatively stable economic conditions are expected to continue for the foreseeable future. However, should the world economy again experience double digit inflation rates, as was the case in the past, the impact could adversely affect the Company's ability to effectively compete in its overseas markets. In particular, adverse economic conditions in the world will typically have the most severe impact upon developing countries that, at the present time, constitute the Company's primary target market. Further, technological changes may also impact the competitiveness of the Company's pricing for its systems and the imposition of regulatory controls may increase the cost of manufacturing or operating the Biosphere(TM) Process System in the future.


Item 7. Financial Statements. Selected Financial Information

The following Selected Financial Information relates solely to the Company's current business operations. This information is qualified in its entirety by the detailed financial statements included herein.


                                              31-May-03         31-May-02

Cash and Cash Items                                     $0           $1,056
Marketable Securities                                   $0               $0
Notes and Accounts Receivable                           $0               $0
Allowances for Doubtful Accounts                        $0               $0
Inventory                                               $0               $0
Other Current Assets                                    $0               $0
Total Current Assets                                    $0         $813,819
Property, Plant & Equipment                     $2,468,261       $2,477,551
Accumulated Depreciation                           $19,524          $10,234
Total Assets                                   $16,868,261      $41,889,893
Total Current Liabilities                         $902,263       $1,990,453
Bonds, Mortgages & Debt
  Net of Current Portion                       $12,843,501       $9,784,322
Preferred Stock                                 $3,907,090      $18,657,090
Common Stock                                       $50,560          $39,684
Other Shareholders' Equity                     ($1,695,998)     $10,744,105
Total Liabilities &
 Shareholders' Equity                          $16,868,261      $41,889,893

Sales of Tangible Products                              $0      $15,093,018
Cost of Tangible Goods Sold                             $0               $0
Total Administrative Expenses                  $19,854,678       $2,996,598
Other Income and Expenses                         $117,807         $408,726
Interest Expense                                  $491,407         $427,705
Income Tax Expense                                      $0               $0
Gain (Loss) from Continuing Operations        ($20,228,278)     $12,077,441
Loss from Discontinued Operations                ($186,606)        ($79,997)
Net Income (Loss)                             ($19,824,884)     $11,997,444
Income (Loss) Per Share-Basic                       ($0.95)           $0.60
Income (Loss) Per Share-Diluted                     ($0.95)           $0.36

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          Not Applicable


Item 8. Changes In and Disagreements With Accountants On Accounting And Financial Disclosure.

There have been no disagreements with accountants on accounting and financial disclosures.

Following this section are the audited financial statements for the Company for the fiscal years ended May 31, 2003 and May 31, 2002:


[Balance of this page intentionally left blank.]

                    Life Energy and Technology Holdings, Inc.
                              Financial Statements
                        Years Ended May 31, 2003 and 2002


                                TABLE OF CONTENTS


                                                                    Page No.


Independent Auditors' Report                                          F-2

Balance Sheets                                                        F-4

Statements of Operations                                              F-5

Statements of Changes in Stockholders' Equity                         F-6

Statements of Cash Flows                                              F-7

Notes to Financial Statements                                         F-8







                                       F1

                          Independent Auditor's Report


The Board of Directors and the Shareholders of Life Energy and Technology Holdings, Inc.


We have audited the accompanying balance sheet of Life Energy and Technology Holdings, Inc. (The Company) as of May 31, 2003 and the related statements of operations and changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Life Energy and Technology Holdings, Inc. for the year ended May 31, 2002 were audited by another auditor whose report was dated September 15, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements presented are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements refered to above present fairly, in all material respects, the financial position of Life Energy and Technology
Holdings, Inc. as of May 31, 2003 and the results of operations, changes in shareholders' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's dependence on outside financing, lack of sufficient working capital, losses from operations and the discontinued operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




/s/Berkovits, Lago & Company, LLP


Ft. Lauderdale, Florida
September 15, 2003

DONAHUE ASSOCIATES, L.L.C.
27 BEACH ROAD, SUITE CO5-A
MONMOUTH BEACH, NJ. 07750
Phone: (732) 229-7723



                          Independent Auditor's Report


The Board of Directors and the Shareholders of Life Energy and Technology Holdings, Inc.


We have audited the accompanying balance sheets of Life Energy and Technology Holdings, Inc. as of May 31, 2002 and the related statements of operations and changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements presented are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Life Energy and Technology Holdings, Inc. as of May 31, 2002 and the results of operations, changes in shareholders' equity and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.




/s/Donahue Associates, L.L.C.

Monmouth Beach, New Jersey
September 15, 2002


                    Life Energy and Technology Holdings, Inc.
                                 Balance Sheets
                       As of May 31, 2003 and May 31, 2002


                                                                                     2003             2002
                                                                                ---------------  ---------------
ASSETS

  Current assets:
      Sales lease receivable, net                                               $           -       $  813,819

         Total current assets                                                               -          813,819

  Property and equipment, net                                                           8,371           17,661

  Other assets:
      Sales lease receivable, net                                                           -       23,559,559
      Settlement receivable                                                        14,400,000                -
      Land held for investment                                                      2,459,890        2,459,890
      Investment in affiliate                                                               -          288,964
      Equipment deposit                                                                     -       14,750,000
                                                                                ---------------  ---------------
        Total assets                                                             $ 16,868,261      $41,889,893
                                                                                ===============  ===============

LIABILITIES & SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                                                              $  164,335      $ 1,490,000
     Salaries & benefits payable                                                      667,971        3,719,375
     Bank overdraft                                                                    69,957           26,930
                                                                                ---------------  ---------------
         Total current liabilities                                                    902,263         5,263,305

     Notes payable                                                                 12,843,501         6,538,470
                                                                                ---------------  ---------------
         Total liabilities                                                         13,745,764        11,774,775

     Net liabilities of discontinued operations to be disposed of                     860,845          674,239

  Shareholders' Equity:

     Series A convertible preferred stock; $15 par value;
       10,000,000 shares authorized, none issued.                                           -                -

     Series B convertible preferred stock; $0.001 par value;
       16,000,000 shares authorized, 1,853,989 and 6,853,989
       shares issued and outstanding, respectively.                                     1,854            6,854

     Common stock, $.002 par value; 100,000,000 shares authorized,
      25,279, 655 and 19,841,893 issued and outstanding, respectively.                 50,560           39,684

     Additional paid in capital                                                    15,792,696       23,152,915

     Retained earnings (accumulated deficit)                                      (13,583,458)       6,241,426
                                                                                ---------------  ---------------
         Total shareholders' equity                                                 2,261,652       29,440,879
                                                                                ---------------  ---------------

         Total liabilities & shareholders' equity                                $ 16,868,261      $41,889,893
                                                                                ===============  ===============


                   See the notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
                            Statements of Operations
                For the Years Ended May 31, 2003 and May 31, 2002


                                                                  2003             2002
                                                             ----------------   --------------
Revenue:
     Gain on sale of equipment                               $            -     $ 15,093,018
     Interest earned on sale lease                                  100,743          408,728
                                                             ----------------   --------------
      Total revenue                                                 100,743       15,501,746

General and administrative expenses:
     Salaries & benefits expense                                  2,336,639        2,323,322
     Loss on equipment sale                                       9,054,123                -
     Consulting fees                                              8,035,481           38,331
     Administration expenses                                        428,435          634,945
                                                             ----------------   --------------

    Total general and administrative expenses                     19,854,678       2,996,598
                                                             ----------------   --------------

Net income (loss) from continuing operations                    (19,854,678)      12,505,146

Other income (expense):
    Other income                                                     17,064                -
    Interest expense                                               (491,407)        (427,705)
                                                             ----------------   --------------

Net income (loss) before tax provision                          (20,228,278)      12,077,441

Provision for income taxes                                                -                -
                                                             ----------------   --------------

Net income (loss) from continuing operations                    (20,228,278)      12,077,441
Net income (loss) from discontinued operations                     (186,606)         (79,997)
                                                             ----------------   --------------
Net income (loss) before extraordinary item                     (20,414,884)      11,997,444

       Extinguishment of debt (net of tax)                           590,000               -
                                                             ----------------   --------------

Net Income (loss)                                            $   (19,824,884)   $ 11,997,444
                                                             ----------------   --------------

Basic net income (loss) per common share
 Income (loss) from continuing operations                        $    (0.97)      $    0.60
 Income (loss) from discontinued operations                           (0.01)           0.00
 Income from extraordinary item                                        0.03            0.00
                                                             ----------------   --------------
 Income (loss) per share                                         $    (0.95)      $    0.60
                                                             ================  ==============
Fully diluted net income (loss) per common share
 Income (loss) from continuing operations                        $    (0.97)      $    0.36
 Income (loss) from discontinued operations                           (0.01)           0.00
 Income from extraordinary item                                        0.03            0.00
                                                             ----------------  --------------
 Income (loss) per share                                         $    (0.95)      $    0.36
                                                             ================  ==============

Weighted average of common shares outstanding:
 Basic                                                           20,855,037      20,185,162
 Fully diluted                                                   20,855,037      33,909,427

                   See the notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
                  Statement of Changes in Shareholders' Equity
                  For Years Ended May 31, 2003 and May 31, 2002



                                       Common      Common    Preferred   Preferred      Paid in    Accumulated
                                       Shares     Par Value   Shares       Value        Capital      Deficit          Total
                                    ------------ ---------- ---------- ------------- ------------ --------------- --------------

   Balance at June 1, 2001            20,891,893   $41,784   6,853,989  $      6,850  $23,150,815   $(5,756,018)  $ 17,443,435

   Shares cancelled                   (1,050,000)   (2,100)          -             -        2,100             -              -

   Net income for the fiscal year              -         -           -             -            -    11,997,444     11,997,444
                                    ------------ ---------- ---------- ------------- ------------ --------------- --------------
   Balance at May 31, 2002            19,841,893    39,684   6,853,989         6,850   23,152,915     6,241,426     29,440,879

   Shares issued for services          5,437,762    10,876           -             -    6,419,030             -      6,429,906

   Preferred shares returned upon
    assignment of sales lease                  -         -  (5,000,000)       (5,000) (14,745,000)            -    (14,750,000)

   Warrants issued to consultant               -         -           -             -      965,751             -        965,751

   Net loss for the fiscal year                -         -           -             -            -   (19,824,884)   (19,824,884)
                                    ------------ ---------- ---------- ------------- ------------ --------------- --------------

   Balance at May 31, 2003           25,279,655    $50,560   1,853,989   $     1,854  $15,792,696 $ (13,583,458)   $ 2,261,652
                                    ============ ========== ========== ============= ============ =============== ==============





                   See the notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
                            Statements of Cash Flows
                For the Years Ended May 31, 2003 and May 31, 2002



                                                                  2003                2002
                                                            ------------------  ------------------
Operating Activities:
  Net income (loss) from continuing operations              $     (19,824,884)  $      11,977,444

  Adjustments to reconcile net loss items
    not requiring the use of cash:
     Depreciation                                                       9,290             200,932
     Net income recognized from sales type lease                            -         (15,093,018)
     Amortization of unearned income                                        -            (408,726)

     Shares issued for services                                     7,395,657                   -
     Interest expense                                                 491,407             423,991
     Interest earned on sales lease                                  (100,743)                  -

     Loss on termination of equipment sale                          9,054,123                   -
     Loss from discontinued operations                                186,606              79,997
     Extraordinary gain on extinguishement of debt                   (590,000)

Changes in operating assets and liabilities:
     (Increase)/Decrease in accounts receivable                     1,020,000             510,000
     Increase/(Decrease) in accounts payable and accrued expenses   1,971,781           1,549,703
     Increase/(Decrease) in bank overdraft                             43,027             (18,398)
                                                            ------------------  ------------------
Net cash used by operations                                          (343,736)           (758,075)

Cash Flows from Investing Activities:
     Investment in affiliate                                          288,964             157,756
     Purchase and acquisition of property and equipment                     -             (12,000)
                                                            ------------------  ------------------
Net cash provided by investing activities                             288,964             145,756

Cash Flows from Financing Activities:
     Advances from shareholder                                         54,772             612,244
                                                            ------------------  ------------------
Net cash provided by financing activities                              54,772             612,244
                                                            ------------------  ------------------

Net cash provided by (used by) continuing operations                        -                 (75)

Cash balance at the beginning of the fiscal year                            -                  75
                                                            ------------------  ------------------

Cash balance at end of the fiscal year                      $               -                   -
                                                            ==================  ==================

Supplemental disclosures of cash flow information:
     Interest paid during the year (continuing operations)        $     7,749          $    2,592








                   See the notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
                        Notes to the Financial Statements
                      For Years Ended May 31, 2003 and 2002


Note 1.  Organization and Summary of Significant Accounting Policies

Life Energy and Technology Holdings, Inc. (the Company), formerly Health-Pak, Inc., is a Delaware state corporation organized in December 1987. On December 4, 2000, the Company merged with Life Energy and Technology, Ltd., a company organized on November 3, 2000 in the Republic of Ireland. Upon the conclusion of the merger transaction, the Company changed its name to Life Energy and Technology Holdings, Inc. Pursuant to the merger agreement, management adopted a formal plan for the disposal of Health Pak Inc. The Company is the primary distributor of the Biosphere Process(TM), which is an autonomous multifuel micro-power electricity generation system that the company is marketing to sell or to lease to government entities and corporate clients worldwide. The current officers and principal shareholders of the Company completed the development of the Biosphere Process(TM) System in mid-year 2000. The Biosphere Process(TM) System, a mobile, modular, micro-power plant consumes and recycles 100% of traditional waste materials such as; municipal solid waste, agricultural and forestry wastes, industrial or medical wastes, animal wastes, and/or traditional fossil fuels (coal, oil, gas, peat) or oil industry wastes such as while producing renewable electricity. The Company recognized its first sales in November 2001.

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

Revenue and Cost Recognition - The Company derives income from the distribution of its Biosphere Process(TM) System through sales lease arrangements or direct sales.

Sales Type Leases - Under sales type leases, the Company recognizes both a gain on the sale of equipment and interest income amortized over the term of the lease. Gain on the sale of equipment is recognized on the date of the lease as the net present value of the sum of the minimum lease payments less the carrying cost of the equipment. Unearned interest is measured as the difference between the gross investment in the lease and the present value of the minimum lease payments. Unearned interest is amortized to income over the life of the lease. The discount rate used in determining present values is the rate implicit in the lease.

Direct Sales - Gain on the sale of equipment is measured as the difference between the gross sales price and the carrying value of the equipment and is recorded upon delivery of the Biosphere Process(TM) System to the buyer. A discount rate equal to the Company's incremental borrowing rate is applied to extended payment terms, where applicable, in arriving at unearned interest. Unearned interest is amortized to income over the payment terms.

Property and Equipment- Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the asset, which is 3 years. Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized. Minor repair expenditures are charged to expense as incurred.

Land Held for Investment- The land held for investment by the Company, consists of four plots of land that are stated at cost. There is no impairment of the value of the land held at May 31, 2003, since the assessed value of the land is greater than the stated cost on the balance sheet.

Investment in Affiliate- The Company accounts for its investment using the equity method. Accordingly, the investment is recorded at cost and adjusted for the Company's pro rata share of income or losses incurred by LENR for the fiscal year. Funds received from the investment are first applied to the investment balance and then to other income in the statement of operations.

Long Lived Assets- The Company continually evaluates the carrying value of property and equipment, to determine whether there are any impairment losses. If indicators of impairment are present in assets used in operations, and future cash flows are not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified.

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

Net Income (Loss) per Share- The Company applies SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic net income per share has been computed based on the weighted average of common shares outstanding. Diluted net income per share gives the effect of outstanding stock options and outstanding preferred stock convertible into common stock. The treasury stock method is used to calculate the dilutive effect of stock options issued and the "if converted" method is used to calculate the dilutive effect of the convertible preferred stock outstanding.

All of the net income reported in the financial statements is available to common shareholders.

Net income (loss) per common share has been computed as follows:

                                                      2003                             2002
                                         --------------------------------
                                             Basic        Fully Diluted       Basic        Fully Diluted
                                         ---------------  --------------- --------------- ----------------
Issued and outstanding shares                25,279,655       25,279,655       19,841,893      19,841,893
                                         ===============  ===============  =============== ===============

Weighted average of
 shares outstanding                          20,855,037       20,855,037       20,185,162      20,185,162

Weighted average of
 options outstanding                                                   0                        6,870,276

Weighted average of
 convertible preferred
 outstanding                                                           0                        6,853,989
                                         ---------------  ---------------  --------------- ---------------

Total equivalent shares                      20,855,037       20,855,037       20,185,162      33,909,427
                                         ===============  ===============  =============== ===============

 Net income (loss)                       $ (19,824,884)   $ (19,824,884)     $ 11,997,444    $ 11,997,444
                                         ===============  ===============  =============== ===============

Fully diluted net income
(loss) per common share                     $    (0.95)      $    (0.95)     $       0.60    $       0.36
                                         ===============  ===============  =============== ===============

Common stock warrants to purchase 8,843,750 and 8,093,750 shares of common stock were outstanding at May 31, 2003 and May 31, 2002, respectively. Preferred stock convertible into 1,853,989 and 6,853,989 shares of common stock were outstanding at May 31, 2003 and May 31, 2002, respectively. The share equivalents of the warrants and convertible preferred outstanding during fiscal year 2003 were not included in the computation of diluted earnings per share because their effect would be antidilutive.

Discontinued Operations- The business operations of the Company's subsidiary Health-Pak Inc. were discontinued through a formal plan of disposal upon the merger by management in November 2000. The business activity of the subsidiary is summarized in the balance sheet as net liability from discontinued operations and in the statement of operations as loss from discontinued operations.

Reclassifications-  Certain reclassifications were made to the 2002 financial in
order  for  the  presentation  to  conform  to  the  2003  financial   statement
presentation.

Recent accounting pronouncements- In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities"(SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities. Under SFAS 146 companies recognize a cost associated with an exit or disposal activity when a liability has been incurred. SFAS 146 also introduces discounting the liability associated with the exit or disposal activity for the time between the cost being incurred and when the liability is ultimately settled. Management has concluded that the adoption of SFAS 146 would not have had a material impact on the Company's fiscal 2003 financial position or results of operations.

In  October  2002,  the FASB  issued  SFAS No.  147,  "Acquisitions  of  Certain
Financial Institutions"(SFAS 146). The statement provides guidance on the accounting for the acquisition of a financial institution where the excess of the fair value of liabilities assumed over the fair value of tangible and intangible assets acquired represents goodwill. Management has concluded that the adoption of SFAS 147 would not have had a material impact on the Company's fiscal 2003 financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure"(SFAS 148). The statement provides alternative methods of transition for a change to a fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123. Management has concluded that the adoption of SFAS 148 would not have had a material impact on the Company's fiscal 2003 financial position or results of operations.

Fair Values of Financial Instruments- The carrying amounts of the sales lease assignment receivable, accounts payable, salaries and benefits payable, bank overdrafts, notes payable to shareholders reported in the balance sheet are estimated by management to approximate fair value.

Note 2. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which assume that the Company will continue on a going concern basis, including, the realization of assets and liquidation of liabilities in the ordinary course of business. There are significant uncertainties with regard to the Company's ability to generate sufficient cash flows from operations or other sources to meet and fund its commitments with regard to existing liabilities and recurring expenses. The Company intends to finance future operations from the proceeds of a subscription agreement for the sale of shares of common stock and an additional letter of credit obtained from the purchaser (see Note 17). These factors, along with the uncertainty expressed in Note 3, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3. Settlement Receivable

On May 4, 2001, the Company entered into a master lease agreement with Kuwat Holdings, SA, Junieh, Lebanon ("Kuwat") for the lease of fifty mobile Biosphere Process(TM) Systems. Of the fifty systems, two, (previously manufactured and operating as demonstration units), were delivered to a Kuwat customer in the Middle East on May 18, 2001. In November, 2001 the Company formalized the movement of the two units by entering into sales lease agreement with Kuwat under the following terms: (1) twenty five year lease term and, (2) quarterly lease payments of $510,000. For the year ended May 31, 2001, the Company recorded a gain on the sale of equipment of $ 15,093,018 and recognized $408,726 as amortized interest income relating to the one lease payment it received in fiscal 2002.

Kuwat failed to make the required remaining lease payments and petitioned the Company to renegotiate the terms of the lease. On November 18, 2002, the Company converted the sales lease to a direct sale. The sales price was set at $25,000,000 and called for an initial payment of $1,020,000 and five additional quarterly payments of $5,995,000. In recording the conversion from a sales lease to a direct sale, the Company recorded a loss on the conversion of $444,080.

After making the initial payment of $1,020,000, Kuwat failed to make the required remaining payments and again petitioned the Company to renegotiate the transaction. The Company then approached its primary manufacturer, Alia Holdings SA, Moscow and offered them the rights to the original master lease and the manufacturing and distribution rights of the remaining forty eight Biosphere Process(TM) System units. Further, Alia agreed to transfer manufacturing technology to two United States manufacturers designated by the Company. In exchange, the Company terminated the sale to Kuwat and settled for $14,400,000 due from Alia as profit sharing against the sale and distribution of the remaining forty eight units by Alia. Kuwat remains indebited to Alia for amounts previously due the Company for the original two units.

In terminating the sale and accepting the $14,400,000 settlement, the Company recorded a loss on termination of $9,054,123 for the year ended May 31, 2003. Also for the year ended May 31, 2003, the Company recognized $100,743 as amortized interest relating to the initial payment of $1,020,000 on the equipment sale and $590,000 as a gain on extinguishment of debt relating to amounts owed to Alia for manufacturing costs.


Note 4. Property and Equipment

A summary of property and equipment at May 31, is as follows:

                                       2003             2002
                                   --------------  ---------------


Office equipment                        $ 27,895         $ 27,895
Accumulated depreciation                 (19,524)         (10,234)
                                   --------------  ---------------

     Total                              $  8,371         $ 17,661
                                   ==============  ===============

Depreciation expense at May 31, 2003 and 2002 was $9,290 and $200,932, respectively.

Note 5.  Notes Payable

The Company has $12,843,501 of notes payable to shareholders with maturity dates ranging from November 2006 with indefinite extension terms based on the Company's ability to pay the notes. These notes are unsecured and carry an interest rate of 8.5%.

Note 6. Preferred Stock Transaction

During the fiscal year 2003, the Company assigned a sales lease for 50 Biosphere Process Systems to its manufacturing vendor in return for 5,000,000 preferred shares, a receivable for $14,400,000, and the forgiveness of a balance of $590,000 due to the vendor on the manufacture of the two machines sold in November 2001. As a result of the transaction, the Company recorded a loss on equipment sale of $9,054,123 in the statement of operations.

Note 7. Common Stock Transactions

During fiscal year 2002, 1,050,000 shares were returned to treasury and cancelled by the Company.

During fiscal year 2003, the Company issued 5,437,762 to consultants for services rendered. The Company recorded $6,429,906 in consulting expense in the statement of operations as a result of the issuance.

Note 8. Common Stock Warrants

As part of compensation to employees and consultants, the Company granted common stock options from unissued common stock during fiscal year 2001 and in fiscal year 2003. The Company has no formal stock option plan for its employees.

The Company recognized $965,751 in compensation expense in the statement of operations as a result of warrants issued to a consultant in fiscal year 2003. For the purpose of determining compensation expense, the fair value of the options granted to the consultants is measured at the grant date using the Black-Scholes option-pricing model with the following assumptions. The dividend yield is 0%, volatility is 112%, and the risk-free interest rate is 2.50%. The fair values of the options granted generated by the Black-Scholes option pricing model may not be indicative of the future benefit, if any, that may be received by the option holder.

The  following  table   summarizes   information   about  common  stock  options
outstanding through May 31, 2003.

                                                              Weighted Average  Weighted Average
                                               Number of          Exercise        Years to
                                                Options             Price         Maturity
Outstanding at inception, November 3, 2000               0

Granted                                          8,093,750
Cancelled                                                0
Exercised                                                0
                                              -------------

Outstanding at May 31, 2001                      8,093,750          $0.13          4.44

Granted                                                  0
Cancelled                                                0
Exercised                                                0
                                              -------------

Outstanding at May 31, 2002                      8,093,750          $0.13          3.44

Granted                                           750,000
Cancelled                                               0
Exercised                                               0
                                              -------------

Outstanding at May 31, 2003                      8,843,750          $0.13          2.65
                                              =============

Note 9. Addendum to the Consolidated Statement of Cash Flows

The following transactions have been classified as non-cash transactions and have been excluded from the statement of cash flows for fiscal year 2003:

During fiscal year 2003, the Company issued  5,437,762 shares of common stock to
consultants  for  services   rendered.   The  Company  recorded   $6,429,906  in
compensation expenses in the statement of operations.

During fiscal year 2003, the Company issued 750,000 common stock warrants to a consultant for services rendered. The Company recorded $965,751 in compensation expenses in the statement of operations.

During fiscal year 2003, the Company assigned a sales lease contract for 50 biosphere machines to its manufacturing vendor. As part of the transaction, the Company received back 5,000,000 shares of preferred stock given to the vendor in fiscal 2001 as an equipment deposit, which were valued at the time of the transaction at $14,750,000. In addition, the manufacturing vendor forgave $590,000 of a balance owed the vendor, which is shown as extinguishment of debt in the statement of operations.

Note 10.  Discontinued Operations

The former business operations of the Company, conducted through its wholly owned subsidiary, Health-Pak, Inc., were discontinued by a formal plan for disposal adopted upon the merger of the Company in November 2000. In June 2000, Health-Pak Inc. filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court in the northern District of New York. Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petition for relief are stayed while the debtor continues business operations as a debtor-in-possession. The business activity of the subsidiary is summarized in the balance sheet as net liability from discontinued operations and in the statement of operations as loss from discontinued operations.

The following are the balance sheets and statement of operations for the discontinued operations of Health-Pak, Inc. as of May 31, 2003 and 2002.

                                                                  2003          2002
                                                              ------------- -------------
ASSETS
  Current assets:
     Cash                                                      $     5,347   $    10,686
     Accounts receivable                                            90,887        84,959
     Inventory                                                     136,294       155,115
                                                              ------------- -------------
         Total current assets                                      232,528       250,760

  Property and equipment (net of accumulated depreciation
    of $130,673 at May 31, 2003 and $89,200 at May 31, 2002        653,530       766,300
                                                              ------------- -------------
Total Assets                                                   $   886,058   $ 1,017,060
                                                              ============= =============

LIABILITIES & SHAREHOLDERS' EQUITY
  Current liabilities:
     Liabilities subject to compromise                         $   577,991   $   471,867
     Liabilities not subject to compromise                         438,835       400,200
                                                              ------------- -------------

         Total liabilities                                       1,746,902     1,691,298

     Liabilities subject to compromise                             112,551       150,765
     Liabilities not subject to compromise                         617,525       668,466

  Shareholders' Equity:
     Common stock                                                   11,384        11,384
     Additional paid in capital                                  2,686,748     2,686,748
     Accumulated deficit                                       (3,558,976)   (3,372,370)
                                                              ------------- -------------
           Total shareholders' equity                            (860,844)     (674,238)
                                                              ------------- -------------

Total liabilities & shareholders' equity                       $  886,058    $ 1,017,060
                                                              ============= =============

                                                            2003           2002
                                                        -------------   ------------
Net sales                                                $   806,725     $ 995,347
Cost of sales                                              (485,306)      (630,919)
                                                        -------------   ------------

Gross profit                                                321,419        364,428

General and administrative expenses:

Administration expense                                       497,992        422,296
                                                        -------------   ------------

    Total general and administrative expenses                497,992        422,296
                                                        -------------   ------------
Net income (loss) before other income and expense          (176,573)       (57,868)

Other income (expense):
    Rental Income                                            27,653              -
    Interest expense                                        (10,033)       (49,782)
                                                        -------------   ------------

 Loss before income tax provision                          (186,606)       (79,997)

Income tax provision
                                                                  -              -
                                                        -------------   ------------
Net loss                                                  $(186,606)     $ (79,997)
                                                        =============   ============

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

The subsidiary has received approval from the court to pay certain pre-petition obligations such as wages and product warranties, however, the subsidiary has determined that there is insufficient collateral to cover the interest portion of scheduled payments on its pre-petition debt obligations. Consequently, the subsidiary has discontinued accruing the interest contractually due on those obligations. Contractual interest on those obligations amounts to $154,143 and $121,176 for the fiscal years ended May 31, 2003 and May 31, 2002, respectively.

The statement of operations includes an impairment charge of $82,245 as a result of management's assessment of the fair value of the building and inventory at May 31, 2003.

A schedule of the subsidiary's debt at May 31, 2003 is as follows:

               Lender            Collateral        Int. Rate        Principal

City of Utica Payable             Building           3.00%           $ 141,925
HSBC Mortgage                     Building          10.50%             238,888
Small Business Administration     Building           5.86%             236,704
Equipment leases                  Equipment         15.00%              40,484
Liberatore Group                  Inventory         11.50%             101,097
UIDC note pay (Bankcorp)                            10.00%              13,748
                                                                    -----------


Total notes payable and equipment leases payable                     $ 772,846
                                                                    ===========

A schedule of notes and equiment lease payable of the subsidiary by maturity date is as follows:

    2004                                           $ 558,108
    2005                                              77,106
    2006                                              53,554
    2007                                              49,822
    2008                                              48,072
 Thereafter                                          336,602
                                                -------------

Total minimum lease payments                     $ 1,123,265

Less amounts representing interest                 (350,419)
                                                -------------

Present value of total notes
 and equipment lease payments                     $ 772,846
                                                =============


Note 11.  Commitments and Contingencies

The Company's wholly owned subsidiary, Health-Pak, Inc., has filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court in the northern District of New York in June 2000. In the event that the necessary financing required for Health-Pak's operations to continue under bankruptcy protection cannot be attained, the courts may require that the assets of Health-Pak be forcibly liquidated to satisfy the claims of its creditors. The Company would be contingently liable for certain additional legal and brokerage costs that would result from the forced liquidation of Health Pak, Inc. The Company has accrued $50,000 in contingent expense on the balance sheet of Health-Pak Inc. to account for this contingency.

During fiscal year 2003, the Company entered into a contract with a consultant that requires the Company annually issue 250,000 common stock warrants at an exercise price of a 30% discount to the market price of the stock at the date of the grant for a period of ten years.

During the fiscal year 2003, the Company assigned a sales lease for 50 biosphere machines to its manufacturing vendor in return for 5,000,000 preferred shares, a receivable for $14,400,000, and the forgiveness of a balance of $590,000 due to the vendor on the manufacture of the two machines sold in November 2001. As a result of the transaction, the Company recorded a loss on the assignment of the sales lease of $9,054,123 in the statement of operations. The receipt of the$14,400,000 from the manufacturing vendor, located in Moscow, Russia, is contingent upon the delivery of the balance of 48 machines due on the sales lease and the collection of the payments due on the 50 machines originally sold in November 2001, to a company located in Beruit, Lebanon.

Note 12. Income Taxes

Provision for income taxes as of May 31, 2003 and 2002 is comprised of the following:

                                                          2003          2002

Net income (loss) before provision for income taxes    $(20,414,884)  $ 11,997,444
                                                      ==============  =============

Current tax expense:
  Federal                                             $           -   $          -
  State                                                           -              -
                                                      --------------  -------------
  Total                                               $           -   $          -

Less deferred tax benefit:
  Timing difference                                      (4,489,783)   (3,352,915)
  Allowance for recoverability                            4,489,783     3,352,915
                                                      --------------  -------------
Provision for income taxes                            $           -   $         -
                                                      ==============  =============

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

                                                  2003              2002

Statutory U.S. federal rate                              34%               34%
Statutory state and local income tax                     10%               10%
Timing differences                                     (44)%             (44)%
                                               --------------    --------------
Effective rate                                            0%                0%
                                               ==============    ==============

Deferred income taxes are comprised of the following:

                                                              2003                2002
Deferred income taxes are comprised of the following:
  Timing differences                                       $  4,489,783         $  ,352,915
  Allowance for recoverability                               (4,489,783)         (3,352,915)
                                                        -----------------    ----------------
Deferred tax benefit                                      $           -         $         -
                                                        =================    ================

The deferred tax benefit arising from the loss carry-forward expires in fiscal years 2020 to 2023 and may not be recoverable through acquisition of the Company under current IRS statutes.

As of May 31, 2003 and May 31, 2002, the Company has significant operating loss carry forwards for Federal income tax purposes available to offset future taxable income. Such carry-forward losses are scheduled to expire 20 years from the year of loss. The Company is not certain that it will realize the benefit of the entire amount of net operating loss carry-forwards. Accordingly, the deferred tax assets applicable to operations subsequent to May 31, 2003 and May 31, 2002 has not been recorded. The Company continually reviews the adequacy of the valuation allowance and recognizes those benefits only as the Company's assessment indicates that it is more likely than not that future benefits will be realized.

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

Note 13. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

In November 2001, the Company entered into a contract for the lease of two Biosphere Process(TM) Systems with a private company located in Beirut, Lebanon. The lease called for the payment of $2,020,000 per year for twenty-five years. According to the lease, the Company maintained a security interest in the two systems and was not liable for any ongoing maintenance costs for the upkeep and operating of the machines. As a result of the transaction, the Company recorded a gross investment asset of the lease payments to be received, discounted at an interest rate of 6.68%, of $24,373,378 on the balance sheet at May 31, 2002.

In May 2003, the lease was assigned to the Company's manufacturing vendor. As part of the transaction, the Company received back 5,000,000 shares of preferred stock given to the vendor in fiscal 2001 as an equipment deposit, which were valued at the time of the transaction at $14,750,000. In addition, the manufacturing vendor forgave $590,000 of a balance owed the vendor. As part of the transaction, the vendor agreed to transfer the manufacturing specifications to the Company at a cost of $9,054,123 and to pay the Company $14,400,000. The receipt of this money is contingent upon the delivery of the 48 machines due on the original sales lease and the payment by the buyer of the machines on the 50 machine purchase on the lease in fiscal 2002.

Note 13. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk (continued)

This exposes the Company to significant credit risk as a result of the possible non-performance by both the manufacturing vendor to deliver the Biosphere Process Systems due and the payment by the buyer on the machines purchased. In the event the receivable resulting from the transaction becomes uncollectible, the financial position of the Company would be materially adversely affected.

The President of the Company supports the Company's business activities in a significantly material way. A withdrawal of this support would have a material adverse affect on the financial position of the Company.

In addition, the liability of the discontinued operations of Health-Pak Inc poses significant off balance sheet risk that could be in excess of that represented on the balance sheet at May 31, 2003 and May 31, 2002. The Company's wholly owned subsidiary, Health-Pak, Inc., has filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court in the northern District of New York in June 2000. In the event of a forced liquidation of the subsidiary by the bankruptcy court, the value received by the Company for the assets of its subsidiary could be significantly less than the fair market value of these assets estimated by management at May 31, 2003 and May 31, 2002.


Note 14. Litigation

The Company through its subsidiary, Health-Pak, Inc., which has been discontinued and currently under bankruptcy protection, are defendants in lawsuits filed by various suppliers for services rendered and goods supplied. The Company has accrued the amounts of the proposed settlements in the accompanying consolidated financial statements.

In fiscal year 2002, the Company cancelled 750,000 shares of common stock for non-performance on the delivery of services. The transfer agent has entered an interpleader action in the U.S. District Court of New York to determine the ownership of the shares. The Company is vigorously contending the action and is confident of successfully defending its cancellation of the shares.

Management believes that the eventual disposition of these lawsuits will not have a material impact on the consolidated financial statements.

Note 15. Related Party Transactions

During the fiscal year 200, the Company used an office located in Dublin, Ireland provided by the president of the Company. The Company paid $4,333 for the use of this space.

During the period from June 1, 2002 through December 30, 2002 and for fiscal year May 31, 2002, the President of the Company advanced the Company $1,415,635 and $1,349,632, respectively, at no stated interest. The Company imputed interest on the advances at 8.50% and recorded interest of $68,260 and $53,661 in the statement of operations for fiscal years 2003 and 2002, respectively.

In December 2002, the President of the Company assigned the unsecured advance to a third party shareholder. The interest on the loan is 8.50% and matures in November 2003. In addition, during fiscal years 2003 and 2002, the Company was indebted to shareholders for $4,370,031. The unsecured promissory notes are due in November 2003 at a balloon interest rate of 8.50%. Accordingly, the Company recorded interest expense as a result of shareholders loans in fiscal years 2003 and 2002 of $489,850 and $371,452, respectively.

In April 2001, the Company issued 1,608,000 shares of Series B preferred to purchase a 40% interest in Life Energy Natural Resources, Inc, a privately held company based in the United Kingdom.. As a result of the investment, the Company has recognized a gain of $26,969 in the statement of operations for fiscal year 2003.


Note 16. Extraordinary Gain

The Company recorded an extraordinary gain as a result of the company assigning a sale lease contract for 50 biosphere machines to its manufacturing vendor. As part of the transaction, the Company received back 5,000,000 shares of preferred stock given to the vendor in fiscal 2001 as an equipment deposit, which were valued at the time of the transaction at $14,750,000. In addition, the manufacturing vendor forgave $590,000 of a balance owed the vendor, which is shown as extinguishment of debt in the statement of operations.

Note 17. Subsequent Events

In June 2003, the Company signed an agreement to manufacture biosphere machines with a manufacturing company located in New Orleans, Louisiana.

In June 2003, the Company received permits to build the Biosphere Process Systems from the state of Louisiana.

In June 2003, the Company entered into an agreement to sell ten Biosphere Process Systems to a company based in New Orleans, Louisiana.

In July 2003, the Company entered into a subscription agreement for the sale of 6,559,914 shares of common stock pursuant to Rule 506 of Regulation D for $9,839,871. As part of the agreement, the Company additionally obtained a letter of credit from the purchaser, a financing company, for $21,000,000 dollars at interest of 6%, expiring in July 2010.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

(a) and (b) Identification of directors and executive officers.

The following identification of officers and directors, including biographies, set forth the present officers and directors:

       Name                     Age         Position

Dr. Albert Reynolds              71        Chairman of the Board
Dr. Christopher A. McCormack     40        President, Chief Executive Officer
                                           and Director
Salim Ghafari                    43        Vice President, Chief Financial
                                           Officer, Company Secretary and,
                                           Director
Anthony Liberatore               59        Director
Michael Liberatore               36        Director

Profiles of the directors and officers of the Company are set forth below. All directors hold office until the next annual shareholders meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the board may be filled by majority vote of the remaining directors. Officers of the Company serve after appointment by the President at the will of the board of directors, subject to the terms of employment agreements as discussed below. There is a corporate governance committee for compensation and audit. The members are Dr Albert Reynolds, Salim Ghafari and Dr. Christopher McCormack. Election to the board of directors is for a period of one year and elections are ordinarily held at the Company's annual meeting of shareholders. The board of directors has regular meetings once a year, after the annual meeting of shareholders, for the purpose of electing the officers of the Company.

There are presently no vacancies on the board of directors. Anthony Liberatore and Michael A. Liberatore are father and son. Anthony Liberatore and Michael A. Liberatore were previously officers of the Company. There are no other family relationships between officers and directors.

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


Dr. Christopher A. McCormack, President, Chief Executive Officer and Director

Dr. Christopher A. McCormack is, in addition to his position with the Company, the Chief Executive Officer of Maxol & CB Biofuels and the inventor of the DiGenter Process(TM)6 for BioEthanol(TM)7 production from biomass. Dr. McCormack also serves as a strategic management consultant and Managing Director of McCormack Consultants.. Dr. McCormack was educated at University College, Dublin, and the National University of Ireland, (B.Sc., 1st Class Hons, 1995, Ph.D., 1997). Dr McCormack is a postdoctoral alumnus of the University of California at Berkeley and holds an N.I.H.C. awarded by the National Institutes of Health, Bethesda MD., and is both a distinguished Fulbright Scholar and a Fogarty Fellow, with elected memberships to both the Physiological Society and the Association for Research in Vision and Ophthalmology. In addition, Dr McCormack has previously been commended by the Nuffield Foundation and the American Physiological Society and is the author of over 100 technical and scientific contributions, including several patents for the production of ethanol as a green fuel alternative from biomass, surpluses and other waste materials. Dr McCormack's business experience stems from a firm commitment to the environment and an overriding conviction to socially responsible company development and management. The DiGenter(TM) process, recognized by the Ford Motor Company as being of global significance (Dublin September 1999), was developed from his interests in extending and preserving finite fossil fuel resources while in addition re-mediating harmful environmental emissions and assisting fossil fuel preservation. A member of the International Road Transport Union since 1996, Dr McCormack served as the first ever Director General of the Irish Road Haulage Association, and was credited with revolutionizing the Irish transport industries public image in Europe. He has previously been involved in and advised a number of environmentally friendly companies promoting alternatives both to landfill and older unsustainable polluting technologies. In addition he has previously advised and provided strategic planning to a number of publicly quoted international oil companies. Dr McCormack is the inventor of and has spearheaded the development of the Biosphere Process(TM) while simultaneously leading the due diligence efforts examining potential competing technologies whilst the Biosphere Process(TM) was under development.


Mr. Salim Ghafari, Vice President For Middle Eastern Operations, Chief Financial Officer and Director.

Mr. Ghafari is a specialist in oil and gas operations, having served as an independent consultant to numerous oil and gas companies principally in the Middle East and North Africa from 1986 through 1993. From 1993 to 1999 he was employed by McCormack Consulting as a specialist in oil and gas exploration. Mr. Ghafari received a Masters in Business Administration from the National University of Ireland.

Anthony Liberatore, Director

From May 30, 1980 until 1985 Mr. Liberatore was employed as a senior procurement specialist by the Utica, New York based North American Division of International Computers Ltd., a British corporation. From 1985 to the present Mr. Liberatore has been an officer and director of Health Pak. From 1970 until 1980, Mr. Liberatore was a general manager of Disposable Profiles/Spartan Healthcare Inc. ("Disposable"), also based in Utica, New York, a wholly owned subsidiary of the Palm Beach Company of Cincinnati, Ohio, which manufactured and marketed non-woven disposable products for the medical market. Anthony Liberatore serves Chairman of Health-Pak New York. To facilitate the sale of Health-Pak and to avoid a possible conflict of interest, Anthony Liberatore resigned an officer of Life Energy on July 17, 2003. Anthony Liberatore remains a director Life Energy. Anthony Liberatore took this action to avoid any conflict of interest that might arise due to the fact he will serve as management of the "new" Health-Pak, after the spin-out.


Michael Liberatore, Director

From January 1990 to April 30, 1991, Mr. Liberatore serves as Secretary and Assistant Treasurer of Health-Pak New York, having originally joined Health-Pak New York in May 1987 as its director of Sales and Marketing. Mr. Liberatore is a graduate of Mohawk Valley Community College having received his Associates degree in individual business studies in 1986. From 1985 to the present Mr Liberatore has been an officer and director of Health Pak. To facilitate the sale of Health-Pak and to avoid a possible conflict of interest, Michael Liberatore resigned an officer of Life Energy on July 17, 2003. Michael Liberatore remains a director Life Energy. Michael Liberatore took this action to avoid any conflict of interest that might arise due to the fact he will serve as management of the "new" Health-Pak, after the spin-out.

Technical & Scientific Advisory Committees

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

Item 10.  Executive Compensation

The following table sets forth information relating to remuneration received by officers and directors as of May 31, 2003, the end of the Company's most recent fiscal year, as well as indicating the compensation agreements for fiscal 2002:

                                          Annual                             Long           Term
                            Compensation Compensation
 ----------------------------- ---------- -------------------- ------------- ---------------------- ------------
 Name and Principal            Year       Salary               Bonus         Restricted Share       All Other
 Position                                                                    Awards                 Compensation
 ----------------------------- ---------- -------------------- ------------- ---------------------- ------------
 Dr Albert Reynolds            2002       $450,000                                                  $12,000
 Chairman
 ----------------------------- ---------- -------------------- ------------- ---------------------- ------------
 Dr.Christopher McCormack      2002       $450,000                                                  $12,000
 President & Chief
 Executive Officer
 ----------------------------- ---------- -------------------- ------------- ---------------------- ------------
 Anthony Liberatore            2002       $120,000                           812500 Warrants(2)     $12,000
 Vice-President
 ----------------------------- ---------- -------------------- ------------- ---------------------- ------------
 Michael Liberatore            2002       $72,000                                                   $12,000
 Vice-President
 ----------------------------- ---------- -------------------- ------------- ---------------------- ------------
 Salim Ghafari                 2002       $120,000                                                  $12,000
 Vice-President
 ----------------------------- ---------- -------------------- ------------- ---------------------- ------------

(1) The Company has varying compensation arrangements with its executive officers as more particularly described in this Report. Additionally, it should be noted that in certain cases the amount listed above as "salary" includes amounts due to the employee which were not paid but which have been accrued. The reader is referred to the Financial Statements which are a part of this Report for more details regarding the accrual of salaries by the Company.
(2) With respect to Anthony Liberatore, Michael Liberatore and certain other key employees, as part of their compensation package the Company granted them certain warrants to purchase shares of the Company's common stock. These Warrants were all granted in November 2000 when these persons joined the Company and are each exercisable at a price of $0.13 per share. Each Warrant represents the right to buy one share of the Company's common stock. Neither the Warrants nor the shares underlying the Warrants have been registered under the Act.

The Company has entered into written employment agreements with each of the parties listed above.

Each of the Company's employees, including officers and directors, may receive annual bonuses, either in the form of cash payments or the issuance of Common Stock Purchase Options It is the policy of the Company with respect to the issuance of Options that any such Options will be exercisable at the "fair market value" of the Company's common stock on the date of the grant of such Option. .

Except as herein above described, the Company has no other employment contracts. Further, it has no retirement, pension, profit sharing, insurance or medical reimbursement plan covering its officers or directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth at May 31, 2003, the stock ownership of each person known by the Company to be a beneficial owner of five per cent (5%) or more of the Company's Common Stock, individually and as a group.

                                                  Number              Percentage
                                 Relationship     of shares               of
 Name and Address                to Company                            class (1)
------------------------      ----------------  -------------    ---------------

Anthony J. Liberatore          Director           667,326(2)            5.74
Elizabeth Liberatore           Shareholder
307 Tumbleweed Drive
Utica, NY 13502

Michael Liberatore             Director            50,000(3)             .025
105 Evergreen Drive            Shareholder
Utica, NY 13502

Dr. Christopher McCormack      Officer, Director  735,000               3.68
7637 Leesburg Pike
Falls Church,
Virginia 22043

Albert Reynolds                Officer, Director  735,000               3.68
18 Aylesbury Road
Dublin 2, Ireland

Officers and  Directors as a
Group (5 persons) (1)                           3,220,521              16.12
--------------------------

(1) These Shares represent a portion of the total Shares owned by the Liberatore Family which, when combined with the Shares owned by Michael Liberatore, an officer and director of the Company and other members of the Liberatore family total 1,000,000.
(2) These Shares are owned jointly by Anthony Liberatore and his wife Elizabeth Liberatore.
(3) Michael Liberatore is the son of Anthony Liberator, both Michael Liberatore and Anthony Liberator are Directors of the Company.

Item 12.  Certain Relationships and Related Transactions

As mentioned earlier, a consortium led by the Liberatore Group has negotiated to acquire a majority shareholding in Health-Pak New York, subject to bankruptcy court approval. Under the terms of the agreement, the original intention of the Liberatore family to reacquire 100% of Health-Pak and retain the company as a private entity was modified. The new agreement calls for Life Energy, subject to bankruptcy court approval, to sell 90% of the shares of Health-Pak New York to the Liberatore Group and their financier. The new company will then, subject to regulatory approval, be a dividend by Life Energy as a new public company intended to list on a public exchange, with 10% of the new shares being issued to Life Energy shareholders as a dividend. For its part Life Energy has undertaken to pay the listing fees required to allow the new Health-Pak secure a public listing. In parallel to this sale of Health-Pak to the consortium led by the Liberatore Group, and upon bankruptcy court approval Life Energy intends to sell the building and property located at 2005 Beechgrove Place, Utica, NY., to an independent third party. The Federal Bankruptcy Court which must approve this transaction before it can be affected.

As discussed above, although Health-Pak New York has filed a reorganization plan in late August as required by the Court, finalization of the reacquisition of 90% the capital stock of Health-Pak New York by the consortium led by the Liberatore group, and the conveyance of Beechgrove Property to an independent third party, is dependant upon the approval of that plan by the creditors of Health-Pak New York and the ability of the Liberatore Group and their financier to fund the initial payment to such creditors in the amount of approximately $130,000. A default by the Liberatore Group, or a failure on the collective part of the Health Pak creditors, or of the Court to ratify the plan as submitted could impact upon the Companies intention to complete the divestiture of Health-Pak New York and the termination of the Chapter 11 proceedings.

Compliance with Section 16(a) of the Exchange Act.

The Company is registered pursuant to Section 13 of the Securities Exchange Act of 1934 and, by reason thereof, all officers, directors and 10% or more shareholders of the Company became obligated to file Forms 3, 4 and 5, describing the ownership of securities in the Company and any changes thereto, as they may apply, since that date.

                                    PART IV

Item 13.  Exhibits, Financial Statement Schedules And Reports On Form 8-K

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

23(a)   Letter of Consent of Donahue & Associates.

23(b)   Form 8-K filings one (1) filed during first  quarter ended August 31, 2001.
        On August 28, 2001 the Company  filed form 8-K  announcing  a change in the
        Registrants  certifying  accountant to Donahue and Associates the Company's present accounting firm.

31.1      *       302 Certification by Chief Executive Officer.

31.2      *       302 Certification by Chief Financial Officer.

32.1      *       Sarbanes-Oxley Certification by Chief Executive Officer.

32.2      *       Sarbanes-Oxley Certification by Chief Financial Officer.
-----------------

*    Filed Herewith


Item 14. Controls and Procedures.

     As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     Life Energy & Technology Holdings, Inc.




Dated: September 15, 2003        By:/s/Dr Christopher McCormack
                                 -----------------------------------------
                                 Dr. Christopher McCormack, President, Chief
                                 Executive Officer & Director.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: September 15, 2003        By:/s/Dr. Albert Reynolds
                                 -----------------------------------------
                                 Dr. Albert Reynolds, Chairman of the Board of
                                 Director.


Dated: September 15, 2003        By:/s/Dr Christopher McCormack
                                 -----------------------------------------
                                 Dr. Christopher McCormack, President, Chief
                                 Executive Officer & Director.


Dated: September 15, 2003        By:/s/Salim Ghafari
                                 -----------------------------------------
                                 Salim Ghafari, Chief Financial
                                 Officer and Director.

--------
1 Biosphere Process(TM) & Biosphere(TM) are copyright trademarks of the Life Energy Partnership 1995.
2 Biosphere Separator(TM) is a copyright trademark of the Life Energy Partnership 1995 and by the Company
3 Biosphere Densifier(TM) is a copyright trademark of the Life Energy Partnership 1995 and by the Company
4 Biosphere Flakes(TM) is a copyright trademark of the Life Energy Partnership 1995 and by the Company
5 Biosphere Venturi(TM) is a copyright trademark of the Life Energy Partnership 1995 and by the Company
6 DiGenter Process is a copyright trademark of McCormack Consultants 1985 and by the Company
7 BioEthanol is a copyright trademark of McCormack Consultants 1985 and by the Company