Form 10KSB/A
period 2003-05-31
LIFE ENERGY & TECHNOLOGY HOLDINGS INC
filed 2003-09-16
CIK 840823

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

After deducting administrative expenses, the Company recognized a loss from its continuing operations of $19,854,678 in fiscal year 2003 as compared to a gain of $12,906,420 in fiscal year 2002.

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

After adding other income and expenses, the Company experienced a loss from its continuing operations before taxes of $20,228,278 as compared to a gain of $12,077,441 the year before.

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

On a per share basis, the Company experienced fully diluted loss per share for fiscal year 2003 of $.95 compared to a fully diluted gain per share of $.36 in fiscal year 2002.

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

Total assets at May 31, 2003 were $16,868,261 as compared to $41,889,893 at May 31, 2002. Most of the decrease in total assets was the result of the assignment of the Kuwat contract. As a result of the transaction in May 2003, a $14,750,000 equipment deposit paid for by issuing 5 million shares of preferred B in January 2001 were returned to the Company. In addition, total assets were decreased by approximately $9 million as a result of the assignment.

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

                    Life Energy and Technology Holdings, Inc.
                  Statement of Changes in Shareholders' Equity
                  For Years Ended May 31, 2003 and May 31, 2002



                                       Common      Common    Preferred   Preferred      Paid in    Accumulated
                                       Shares     Par Value   Shares       Value        Capital      Deficit          Total
                                    ------------ ---------- ---------- ------------- ------------ --------------- --------------

   Balance at June 1, 2001            20,891,893   $41,784   6,853,989  $      6,854  $23,150,815   $(5,756,018)  $ 17,443,435

   Shares cancelled                   (1,050,000)   (2,100)          -             -        2,100             -              -

   Net income for the fiscal year              -         -           -             -            -    11,997,444     11,997,444
                                    ------------ ---------- ---------- ------------- ------------ --------------- --------------
   Balance at May 31, 2002            19,841,893    39,684   6,853,989         6,854   23,152,915     6,241,426     29,440,879

   Shares issued for services          5,437,762    10,876           -             -    6,419,030             -      6,429,906

   Preferred shares returned upon
    assignment of sales lease                  -         -  (5,000,000)       (5,000) (14,745,000)            -    (14,750,000)

   Warrants issued to consultant               -         -           -             -      965,751             -        965,751

   Net loss for the fiscal year                -         -           -             -            -   (19,824,884)   (19,824,884)
                                    ------------ ---------- ---------- ------------- ------------ --------------- --------------

   Balance at May 31, 2003           25,279,655    $50,560   1,853,989   $     1,854  $15,792,696 $ (13,583,458)   $ 2,261,652
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

After making the initial payment of $1,020,000, Kuwat failed to make the required remaining payments and again petitioned the Company to renegotiate the transaction. The Company then approached its primary manufacturer, Alia Holdings SA, Moscow, Russia ("Alia") and offered them the rights to the original master lease and the manufacturing and distribution rights of the remaining forty eight Biosphere Process(TM) System units. Further, Alia agreed to transfer manufacturing technology to two United States manufacturers designated by the Company. In exchange, the Company terminated the sale to Kuwat and settled for $14,400,000 due from Alia as profit sharing against the sale and distribution of the remaining forty eight units by Alia. Kuwat remains indebited to Alia for amounts previously due the Company for the original two units.

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

                                                              Weighted Average  Weighted Average
                                               Number of          Exercise        Years to
                                                Options             Price         Maturity
Outstanding at inception, November 3, 2000               0

Granted                                          8,093,750          $0.13          4.44
Cancelled                                                0
Exercised                                                0
                                              -------------

Outstanding at May 31, 2001                      8,093,750          $0.13          4.44

Granted                                                  0
Cancelled                                                0
Exercised                                                0
                                              -------------

Outstanding at May 31, 2002                      8,093,750          $0.13          3.44

Granted                                           750,000           $0.13          5.00
Cancelled                                               0
Exercised                                               0
                                              -------------

Outstanding at May 31, 2003                      8,843,750          $0.13          2.65
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

The following are the balance sheets and statement of operations for the discontinued operations of Health-Pak, Inc. as of May 31, 2003 and 2002.

                                                                  2003          2002
                                                              ------------- -------------
ASSETS
  Current assets:
     Cash                                                      $     5,347   $    10,686
     Accounts receivable                                            90,887        84,959
     Inventory                                                     136,294       155,115
                                                              ------------- -------------
         Total current assets                                      232,528       250,760

  Property and equipment (net of accumulated depreciation
    of $130,673 at May 31, 2003 and $89,200 at May 31, 2002        653,530       766,300
                                                              ------------- -------------
Total Assets                                                   $   886,058   $ 1,017,060
                                                              ============= =============

LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)
  Current liabilities:
     Liabilities subject to compromise                         $   577,991   $   471,867
     Liabilities not subject to compromise                         438,835       400,200
                                                              ------------- -------------

         Total liabilities                                       1,746,902     1,691,298

     Liabilities subject to compromise                             112,551       150,765
     Liabilities not subject to compromise                         617,525       668,466

  Shareholders' Equity (Deficit):
     Common stock                                                   11,384        11,384
     Additional paid in capital                                  2,686,748     2,686,748
     Accumulated deficit                                       (3,558,976)   (3,372,370)
                                                              ------------- -------------
           Total shareholders' equity (deficit)                  (860,844)     (674,238)
                                                              ------------- -------------

Total liabilities & shareholders' equity (deficit)             $  886,058    $ 1,017,060
                                                              ============= =============

                                                            2003           2002
                                                        -------------   ------------
Net sales                                                $   806,725     $ 995,347
Cost of sales                                              (485,306)      (630,919)
                                                        -------------   ------------

Gross profit                                                321,419        364,428

General and administrative expenses:

Administration expense                                       497,992        422,296
                                                        -------------   ------------

    Total general and administrative expenses                497,992        422,296
                                                        -------------   ------------
Net income (loss) before other income and expense          (176,573)       (57,868)

Other income (expense):
    Rental Income                                            27,653              -
    Interest expense                                        (10,033)       (49,782)
                                                        -------------   ------------

 Loss before income tax provision                          (186,606)       (79,997)

Income tax provision
                                                                  -              -
                                                        -------------   ------------
Net loss                                                  $(186,606)     $ (79,997)
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

A schedule of the subsidiary's debt at May 31, 2003 is as follows:

               Lender            Collateral        Int. Rate        Principal

City of Utica Payable             Building           3.00%           $ 141,925
HSBC Mortgage                     Building          10.50%             238,888
Small Business Administration     Building           5.86%             236,704
Equipment leases                  Equipment         15.00%              40,484
Liberatore Group                  Inventory         11.50%             101,097
UIDC note pay (Bankcorp)                            10.00%              13,748
                                                                    -----------


Total notes payable and equipment leases payable                     $ 772,846
                                                                    ===========

A schedule of notes and equiment lease payable of the subsidiary by maturity date is as follows:

    2004                                           $ 558,108
    2005                                              77,106
    2006                                              53,554
    2007                                              49,822
    2008                                              48,072
 Thereafter                                          336,602
                                                -------------

Total notes & equipment lease payments            $ 1,123,265

Less amounts representing interest                 (350,419)
                                                -------------

Present value of total notes
 and equipment lease payments                     $ 772,846
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