Form 10QSB
period 2003-08-31
LIFE ENERGY & TECHNOLOGY HOLDINGS INC
filed 2003-10-20
CIK 840823

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

Quarter Ended: August 31, 2003

Commission File Number: 33-24483-NY

                     Life Energy & Technology Holdings Inc.
                      ------------------------------------
             (Exact name of Registrant as specified in its Charter)


          Delaware                                          11-2914841
-------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                        Identification Number)

Leesburg Pike Suite #200
Falls Church, VA.                                          22043
-------------------------------                 -------------------------------
(Address of principal executive offices)                 (Zip Code)


                  2005 Beechgrove Place, Utica, New York 13501
                           --------------------------
                           (Former Address)(Zip Code)

                                 (866) 616-5433
                             ----------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES [X]    NO  [_]

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at September 1, 2003
-------------------------------                ---------------------------------
Common stock, $0.002 par value                           25,279,655

                                TABLE OF CONTENTS


                                                                            Page

Part 1. Financial Information                                                  3

Item 1. Condensed Consolidated Financial Statements:

    Balance sheet as of August 31, 2003  and May 31, 2003                    F-1

    Statement of income  (loss) for three months ended
    August 31, 2003 and 2002                                                 F-2

    Statement of cash flows for three months ended
    August 31, 2003 and 2002                                                 F-3

    Notes to condensed consolidated financial statements                     F-4



Item 2. Management's discussion and analysis of financial condition           14

Part II. Other information                                                    17

Signatures                                                                    17









                    Life Energy and Technology Holdings, Inc.
                                  Balance Sheet


                                                                                  August               May
                                                                                 31, 2003            31, 2003
                                                                                ---------------   --------------
                                                                                (unaudited)         (audited)
ASSETS
  Current assets:
      Cash                                                                                   $0               $0
                                                                                ---------------   --------------
         Total current assets                                                                 0                0

  Property and equipment-net                                                              6,030            8,371

  Other assets:
      Settlement receivable                                                          14,400,000       14,400,000
      Land held for investment                                                        2,459,890        2,459,890
                                                                                ---------------   --------------

        Total assets                                                                $16,865,920      $16,868,261
                                                                                ===============   ==============

LIABILITIES & SHAREHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                                                  $110,384         $164,335
     Salaries & benefits payable                                                        667,971          667,971
     Bank overdraft                                                                      61,378           69,957
                                                                                ---------------   --------------
         Total current liabilities                                                      839,733          902,263

     Notes payable                                                                   13,157,918       12,843,501
                                                                                ---------------   --------------
         Total liabilities                                                           13,997,651       13,745,764

     Net liabilities of discontinued operations to be disposed of                       895,003          860,845

  Shareholders' Equity:

     Series A preferred stock, one share convertible to one share of common; no stated dividend, par value $0.001, 10,000,000
        shares authorized none issued                                                         0                0

     Series B preferred stock, one share convertible to one share of common; no stated dividend, par value $0.001, 16,000,000
        shares authorized, 1,853,989 outstanding                                          1,854            1,854

     Common stock, $.002 par value; authorized 100,000,000 shares,
      issued and outstanding 25,279,655 at August 31, 2003 and May 31, 2003              50,560           50,560
     Additional paid in capital                                                      15,792,696       15,792,696
     Accumulated deficit                                                           (13,871,844)     (13,583,458)
                                                                                ---------------   --------------
         Total shareholders' equity                                                   1,973,266        2,261,652
                                                                                ---------------   --------------

         Total liabilities & shareholders' equity                                   $16,865,920      $16,868,261
                                                                                ===============   ==============





                   See the notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
                        Unaudited Statement of Operations
                      For the Three Months Ended August 31



                                                                    2003             2002
                                                               ---------------  --------------
                                                                 (unaudited)     (unaudited)
Sales revenues                                                              $0              $0
Cost of sales                                                                0               0
                                                               ---------------  --------------
Gross profit on sales                                                        0               0

General and administrative expenses:
     Salaries & consulting expense                                     170,460         629,520
     Administration expenses                                             7,275         149,999
                                                               ---------------  --------------

    Total general and administrative expenses                          177,735         779,519
                                                               ---------------  --------------
Net income (loss) from continuing operations                         (177,735)       (779,519)

Other income (expense):
    Investment in affiliate                                             48,750               0
    Interest expense                                                 (125,243)       (100,096)
                                                               ---------------  --------------
Net income (loss) before tax provision                               (254,228)       (879,615)

Provision for income taxes                                                   0               0
                                                               ---------------  --------------

Net income (loss) from continuing operations                         (254,228)       (879,615)

Net income (loss) from discontinued operations                        (34,158)           5,244
                                                               ---------------  --------------

Net income (loss)                                                   ($288,386)      ($874,371)
                                                               ===============  ==============

Basic net income (loss) per common share
 Income (loss) from continuing operations                              ($0.01)         ($0.04)
 Income (loss) from discontinued operations                            ($0.00)           $0.00
                                                               ---------------  --------------
 Income (loss) per share                                               ($0.01)         ($0.04)
                                                               ===============  ==============

Fully diluted net income (loss) per common share
 Income (loss) from continuing operations                              ($0.01)         ($0.04)
 Income (loss) from discontinued operations                            ($0.00)           $0.00
                                                               ---------------  --------------
 Income (loss) per share                                               ($0.01)         ($0.04)
                                                               ===============  ==============

Weighted average of common shares outstanding:
 Basic                                                              25,279,655      19,841,893
 Fully diluted                                                      25,279,655      19,841,893




                   See the notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
                        Unaudited Statement of Cash Flows
                      For the Three Months Ended August 31,



                                                                   2003              2002

                                                              ---------------   --------------
                                                                (unaudited)      (unaudited)
Operating Activities:
  Net income (loss) from continuing operations                     ($254,228)       ($879,615)

  Adjustments to reconcile net loss items
    not requiring the use of cash:
     Depreciation                                                       2,341            2,342
     Salaries & consulting expense                                    170,460          688,498
     Interest expense                                                 123,957           98,250

Changes in operating assets and liabilities:
     Accounts payable                                                (53,951)           14,276
     Bank overdraft                                                   (8,579)           32,870
                                                              ---------------   --------------
Net cash used by operations                                          (20,000)         (43,379)

Financing activities:
     Advances from shareholder                                         20,000           43,500
                                                              ---------------   --------------
Net cash provided by financing activities                              20,000           43,500
                                                              ---------------   --------------

Net cash provided by (used by) continuing operations                        0              121

Cash balance at the beginning of the fiscal year                            0            1,056
                                                              ---------------   --------------

Cash balance at end of the period                                          $0           $1,177
                                                              ===============   ==============

Supplemental disclosures of cash flow information:
     Interest paid during the period                                   $1,286           $1,844
     Income taxes paid during the period                                   $0               $0







                   See the notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
                   Unaudited Notes to the Financial Statements
         For the Three Months Ended August 31, 2003 and August 31, 2002


Note 1. Nature of Business and Significant Accounting Policies

     Life Energy and Technology Holdings, Inc. (the Company), formerly Health Pak, Inc., is a Delaware state corporation organized in December 1987. On December 4, 2000, the Company merged with Life Energy and Technology, Ltd., a company organized on November 3, 2000 in the Republic of Ireland. The merger was affected by the exchange of 5,691,893 of the Company's shares for all the issued and outstanding stock of Health Pak, Inc., which became a wholly owned subsidiary of the Company. Pursuant to the merger agreement, the Company agreed to sell the former operations of Health Pak, Inc. to a consortium led by the former management of Health Pak. The sale of the subsidiary, which is under Chapter 11 bankruptcy protection, is contingent upon the approval of the creditors of the subsidiary, which is still pending at the date of this report.

     The Company is the developer the Biosphere Process[TM]1 System, which is an autonomous multifuel micro-power electricity generation system that the company is marketing to sell or to lease to government entities and corporate clients worldwide. The current officers and principal shareholders of the Company completed the development of the Biosphere Process[TM] System in mid-year 2000. The Biosphere Process[TM] System, a mobile, modular, micro-power plant consumes and recycles 100% of traditional waste materials such as; municipal solid waste, agricultural and forestry wastes, industrial or medical wastes, animal wastes, and/or traditional fossil fuels (coal, oil, gas, peat) or oil industry wastes such as while producing renewable electricity. The Company recognized its first sale's in November 2001.

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

     Revenue and Cost Recognition- The Company recognizes sale revenues upon delivery of the Biosphere Process[TM] System to the buyer. Cost of sales includes the costs to manufacture and deliver the Biosphere Process[TM] Systems to the purchaser and is recognized upon the complete manufacture and delivery of

1 Biosphere Process[TM] & Biosphere[TM] are copyright trademarks of the Life Energy Partnership 1995.

the Biosphere Process[TM] System to the buyer. Leases of the Biosphere Process[TM] System are accounted for as a sales type lease. Accordingly, the sales revenue recorded is the net present value of the minimum lease payments to be received over the life of the lease using the interest rate implicit in the lease contract at lease inception. The net of the total minimum lease payments to be received on the lease and the unamortized present value of unearned income is recorded in the balance sheet as "gross investment". The unearned income of the lease is amortized to the statement of operations using the interest rate method over the term of the lease.

     Cash and Cash Equivalents- For the purpose of computing the changes in cash flows for the fiscal years, cash equivalents include cash and highly liquid short-term investments with maturities of three months or less.

     Accounts receivable- The Company provides, through charges to income, a charge for bad debt expense, which is based upon management's evaluation of numerous factors. These factors include economic conditions, a predictive analysis of the outcome of the current portfolio and prior credit loss experience, and the degree to which the receivable is secured by liens on assets.

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

Investment in Affiliate- The Company owns a 40% interest in Life Energy Natural Resources Inc.. The Company accounts for this investment using the equity method. Accordingly, the investment is recorded at cost and adjusted for the Company's pro rata share of income or losses incurred by LENR for the fiscal year. Funds received from the investment are first applied to the investment balance and then to other income in the statement of operations.

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


Note 2. Net Income (Loss) per Share

     The Company applies SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic net income per share has been computed based on the weighted average of common shares outstanding. Diluted net income per share gives the effect of outstanding stock options and outstanding preferred stock convertible into common stock. The treasury stock method is used to calculate the dilutive effect of stock options issued and the "if converted" method is used to calculate the dilutive effect of the convertible preferred stock outstanding..

     All of the net income reported in the financial statements is available to common shareholders.

     Net income (loss) per common share for the three months ended August 31, has been computed as follows:

                                         2003                                 2002
                             -------------------------------     -------------------------------
                                Basic        Fully Diluted           Basic       Fully Diluted
Issued and outstanding           25,279,655       25,279,655         19,841,893       19,841,893
shares
                             ==============  ===============     ============== ================

Weighted average of
 Shares outstanding              25,279,655       25,279,655         19,841,893       19,841,893

Weighted average of
 options outstanding                                       0                                   0

Weighted average of
 convertible preferred
 outstanding                                               0                                   0

                             --------------  ---------------     -------------- ----------------
Total equivalent shares          25,279,655       25,279,655         19,841,893       19,841,893
                             ==============  ===============     ============== ================

 Net income (loss)               ($288,386)       ($288,386)         ($874,371)       ($874,371)
                             ==============  ===============     ============== ================

Fully diluted net income
(loss) per common
share                               ($0.01)          ($0.01)            ($0.04)          ($0.04)
                             ==============  ===============     ============== ================

     Options to purchase 8,093,750 shares of common stock and preferred stock convertible into 1,853,989 shares of common stock were outstanding at August 31, 2003. The share equivalents of the options and convertible preferred outstanding were not included in the computation of diluted earnings per share because their effect would have been antidilutive.


Note 3. Common Stock Options

     As part of compensation to employees and consultants, the Company granted common stock options from unissued common stock during fiscal year 2001 and fiscal year 2003. The Company has no formal stock option plan for its employees. The following table summarizes information about common stock options outstanding at August 31, 2003.

                                                                    Weighted    Weighted
                                                                     Average    Average
                                                  Number of         Exercise    Years to
                                                   Options           Price      Maturity
Outstanding at inception, November 3, 2000                  0

Granted                                             8,093,750
Cancelled                                                   0
Exercised                                                   0
                                                -------------

Outstanding at May 31, 2001                         8,093,750        $0.13

Granted                                                     0
Cancelled                                                   0
Exercised                                                   0
                                                -------------

Outstanding at May 31, 2002                         8,093,750        $0.13

Granted                                               750,000
Cancelled                                                   0
Exercised                                                   0
                                                -------------

Outstanding at May 31, 2003                         8,843,750        $0.13

Granted                                                     0
Cancelled                                                   0
Exercised                                                   0
                                                -------------
Outstanding at August 31, 2003                      8,843,750        $0.13          2.39
                                                =============

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

     The following are the balance sheets and statement of operations for the discontinued operations of Health-Pak, Inc.:

                                                                                  August 31,              May
                                                                                     2003               31, 2003
                                                                                ----------------    ----------------
ASSETS

  Current assets:
     Cash                                                                                 $1,299              $5,347
     Accounts receivable                                                                  89,512              90,887
     Inventory                                                                           125,626             136,294
                                                                                ----------------    ----------------

         Total current assets                                                            216,437             232,528

  Property and equipment (net of accumulated depreciation
    of $143,924 at August 31, 2003 and $130,673 at May 31, 2003                          640,279             653,530
                                                                                ----------------    ----------------

Total Assets                                                                            $856,716            $886,058
                                                                                ================    ================

LIABILITIES & SHAREHOLDERS' EQUITY

  Current liabilities:
     Liabilities subject to compromise                                                  $530,855            $577,991
     Liabilities not subject to compromise                                               434,412             438,835
                                                                                ----------------    ----------------

         Total current liabilities                                                       965,267           1,016,826

     Liabilities subject to compromise                                                   243,048             112,551
     Liabilities not subject to compromise                                               543,404             617,525

  Shareholders' Equity:
     Common stock                                                                        $11,384             $11,384
     Additional paid in capital                                                        2,686,747           2,686,748
     Accumulated deficit                                                             (3,593,134)         (3,558,976)
                                                                                ----------------    ----------------
           Total shareholders' equity                                                  (895,003)           (860,844)
                                                                                ----------------    ----------------

Total liabilities & shareholders' equity                                                $856,716            $886,058
                                                                                ================    ================

                                                                                   August             August 31,
                                                                                  31, 2003               2002
                                                                                ---------------     ---------------
Net sales                                                                              $162,184            $211,256
Cost of sales                                                                         (100,555)            (96,399)
                                                                                ---------------     ---------------

Gross profit                                                                             61,629             114,857

General and administrative expenses:

Administration expense                                                                   95,228             109,594
                                                                                ---------------     ---------------

    Total general and administrative expenses                                            95,228             109,594
                                                                                ---------------     ---------------

Net income (loss) before other income and expense                                      (33,599)               5,263

Other income (expense):
    Rental Income                                                                             0                   0
    Interest expense                                                                      (559)                (20)
                                                                                ---------------     ---------------

Loss before income tax provision                                                       (34,158)               5,243

Income tax provision                                                                          0                   0
                                                                                ---------------     ---------------

Net loss                                                                              ($34,158)              $5,243
                                                                                ===============     ===============


Note 5. Settlement Receivable


     On May 4, 2001, the Company entered into a master lease agreement with Kuwat Holdings, SA, Junieh, Lebanon ("Kuwat") for the lease of fifty mobile Biosphere Process[TM] Systems. Of the Biosphere Process[TM] Systems, two, (previously manufactured and operating as demonstration Systems), were delivered to a Kuwat customer in the Middle East on May 18, 2001. In November, 2001 the Company formalized the movement of the two Biosphere Process[TM] Systems by entering into sales lease agreement with Kuwat under the following terms: (1) twenty-five year lease term and, (2) quarterly lease payments of $510,000. For the year ended May 31, 2001, the Company recorded a gain on the sale of equipment of $ 15,093,018 and recognized $408,726 as amortized interest income relating to the one lease payment it received in fiscal 2002.

     After  making  payments of  $1,530,000,  Kuwat  failed to make the required remaining payments and again petitioned the Company to renegotiate the transaction. The Company then approached its primary manufacturer, Alia Holdings SA, Moscow and offered them the rights to the original master lease and the manufacturing and distribution rights of the remaining forty eight Biosphere Process[TM] Systems. Further, Alia agreed to participate in the transfer of
manufacturing  technology  to    manufacturers  designated  by the
Company. In exchange, the Company terminated the sale to Kuwat and settled for $14,400,000 due from Alia as profit sharing against the sale and distribution of the remaining forty eight Biosphere Process[TM] Systems by Alia. Kuwat remains indebted to Alia for amounts previously due the Company for the original two Biosphere Process[TM] Systems.

Note 6. Income Taxes

     Provision for income taxes at August 31, is comprised of the following:

                                                           2003         2002
                                                      ------------  -----------

Net income (loss) before provision for income taxes      ($288,386)   ($879,615)
                                                      ============  ===========

Current tax expense:
  Federal                                                       $0           $0
  State                                                          0            0
                                                      ------------  -----------
  Total                                                         $0           $0
                                                                              0
Less deferred tax benefit:
  Timing difference                                      4,689,852   (5,320,063)
  Allowance for recoverability                          (4,689,852)   5,320,063
                                                      ------------  -----------
Provision for income taxes                                      $0           $0
                                                      ============  ===========

     A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:


Statutory U.S. federal rate                            34%          34%
Statutory state and local income tax                   10%          10%
Timing differences                                    -44%         -44%
                                              ------------  -----------
Effective rate                                          0%           0%
                                              ============  ===========


     Deferred income taxes are comprised of the following:

  Timing differences                           (4,689,852)    5,320,063
  Allowance for recoverability                   4,689,852  (5,320,063)
                                              ------------  -----------
Deferred tax benefit                                    $0           $0
                                              ============  ===========


     The deferred tax benefit arising from the loss carry forward expires in fiscal years 2020 to 2024 and may not be recoverable through acquisition of the Company under current IRS statutes.

Note 7. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

     In May 2003, the Kuwat lease discussed in Note 5 lease was assigned to the Company's manufacturing vendor. As part of the transaction, the vendor agreed to pay the Company $14,400,000. The receipt of this money is contingent upon the delivery of the 48

     Biosphere Process[TM] Systems due on the original sales lease and the payment by the buyer for the Biosphere Process[TM] Systems This exposes the Company to significant credit risk as a result of the possible non-performance by both the manufacturing vendors to deliver the Biosphere Process[TM] Systems due and the payment by the buyer for the Biosphere Process[TM] Systems purchased. In the event the receivable resulting from the transaction becomes uncollectible, the financial position of the Company would be materially adversely affected.

     The President of the Company supports the Company's business activities in a significantly material way. A withdrawal of this support would have a material adverse affect on the financial position of the Company.

     In addition, the liability of the discontinued operations of Health-Pak Inc poses significant off balance sheet risk that could be in excess of that represented on the balance sheet at August 31, 2003. The Company's wholly owned subsidiary, Health-Pak, Inc., has filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court in the northern District of New York in June 2000. In the event of a forced liquidation of the subsidiary by the bankruptcy court, the value received by the Company for the assets of its subsidiary could be significantly less than the fair market value of these assets estimated by management at August 31, 2003.

Note 8. Property and Equipment

     A summary of property and equipment is as follows:

                                      August 31,                 May 31,
                                       2003                       2003


Office equipment                            $27,895                 $27,895
Accumulated depreciation                   (21,865)                (19,524)
                                 ------------------       -----------------

Total                                        $6,030                  $8,371
                                 ==================       =================


Note 9. Litigation

The Company through its subsidiary, Health-Pak, Inc., which has been discontinued and currently under bankruptcy protection, are defendants in lawsuits filed by various suppliers for services rendered and goods supplied.. The Company has accrued the amounts of the proposed settlements in the accompanying financial statements.

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

Note 10. Related Party Transactions

During the period from June 1, 2003 through August 31, 2003, the President of the Company advanced the Company $20,000 at no stated interest. The Company imputed interest on the advance at 8.50% and recorded interest of $401 in the statement of operations for the period ended August 31, 2003.

Note 11. Subsequent Event

     In September 2003, the Company received proceeds of $9,839,871 from the sale of 6,559,914 shares of common stock pursuant to Rule 506 of Regulation D filing in July 2003.


     In September 2003, the Company received proceeds of $10,160,129 from Diamond Ridge Advisors for the manufacture of one Biosphere Process[TM] System for Green Energy Management.

     LETH has signed agreements for the delivery of Biosphere Process[TM] Systemsto five cities in Brazil through BMZ Technologies Group, Inc.and Aroso & De Laurentis Consultores Associadoes Lteds subject to obtaining Exim Bank financing.

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

     In February 2001 the Company took delivery in Ireland of the two Biosphere Process[TM] systems. The cost to build the system, which was manufactured in Russia, was $9,500,000. The system was transferred to North Africa to be used as a model for potential buyers of the Biosphere Process[TM] System.

     In November 2001, the Company entered into a contract to lease the two Biosphere Process[TM] Systems to a private company located in Beirut, Lebanon. The lease called for the payment of $2,020,000 per year for twenty-five years. As a result of the transaction, the Company had recorded a gross investment asset of the lease payments to be received, discounted at an interest rate of 6.68%, of $24,373,378 on the balance sheet at May 31, 2002.

     After receiving $1,530,000 of lease payments from Kuwat, the lessor petitioned the Company to renegotiate the terms of the lease. In May 2003, the Kuwat lease was assigned to the Company's manufacturing vendor. As part of the transaction, the vendor agreed to pay the Company $14,400,000. The receipt of this money is contingent upon the delivery of the 48 Biosphere Process[TM] Systems due on the original sales lease and the payment by the buyer for the Biosphere Process[TM] Systems on the 50 Biosphere Process[TM] Systems purchase on the lease in fiscal 2002.

     No sales occurred in the first quarter of fiscal year 2003. Currently there are two Biosphere Process[TM] Systems under construction that are part of a sale for 10 Biosphere Process[TM] Systems to be delivered within the coming fiscal year to a company based in Louisiana. Sales revenues will be recognized upon the delivery of the Biosphere Process[TM] Systems. Under the terms of the sales , each Biosphere Process[TM] Systems will be purchased for $7 million.

     Both the sale and manufacture of the Biosphere Process[TM] Systems will be financed by a lender that is also a shareholder of the Company, at no direct cost to the Company, all funds will be repaid through the joint venture.


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

     To the extent possible, the following discussion will highlight the activities solely of the Company's efforts in developing and marketing the Biosphere Process[TM] systems for the quarters ended August 31, 2003 and August 31, 2002.

(Three month comparison)

     Salaries and consulting expenses for the three months ended August 31, 2003 were $170,460 as compared to $629,520 for the three months ended August 31, 2002. Currently there are eight contracted employees as opposed to twelve last year. Management expects salaries and consulting expenses to approximate $570,000 per quarter through fiscal year 2004. Administrative expenses for the quarter ended August 31, 2003 were $7,275 as compared to $149,999 for the same period last year. Below is a detail of administrative expenses.

                                              31-Aug-03          31-Aug-02

Depreciation office equipment                       2,341              2,342
Licensing & permits                                   818                  0
Professional fees                                   1,441             42,323
Telephone                                             564              4,134
Office supplies and administration                  1,271             55,348
Travel costs                                          840             45,852
                                            -------------      -------------

Total administration                               $7,275           $149,999
                                            =============      =============

     After deducting administrative expenses, the Company recognized a loss from its continuing operations of $177,735 for the quarter ended August 31, 2003 as compared to a loss of $779,519 for the quarter ended August 31, 2002.


     The Company recognized a gain of $48,750 from its investment in Life Energy Natural Resources Inc., a joint venture with a Swiss corporate partner, of which the Company owns a 40% equity interest in the first quarter of fiscal year 2004. The Company, through an assignment agreement with its partner, is entitled to 100% of the profits from the sale of LENR's commodity product Portland Plus(TM).

     Interest expense for the quarter ended August 31, 2003 was $125,243 as compared to $100,096 for the same period last year. The increase in interest expense is the result the additional promissory note taken in December 2002 for $1,415,635 at 8.50%.

     After adding other income and expenses, the Company experienced a loss from its continuing operations of $254,228 for the quarter ended August 31, 2003 as compared to a loss of $879,615 for the quarter ended August 31, 2002. After deducting the results from the discontinued operations of Health-Pak Inc., the Company experienced a net loss of $288,386 for the quarter ended August 31, 2003 as compared to a loss of $874,371 for the same quarter last year.

     On a per share basis, fully diluted, the Company experienced loss per share of $0.01 for the quarter ended August 31, 2003 as compared to a loss per share of $0.04 for the quarter ended August 31, 2002.


II. Discussion of Financial Condition: Liquidity and Capital Resources

     At August 31, 2003, the Company had working capital of a deficit of $839,733 as compared to a deficit $902,263 at the end of fiscal year 2003.

     Cash on hand was $0 at August 31, 2003. Cash remained the same from the balance at the end of fiscal year 2003. The president of the Company advanced $20,000 during the period and operations used $20,000.

     Total assets at August 31, 2003 were $16,865,920 as compared to $16,868,261 at May 31, 2003.

     Stockholders' equity decreased to $1,973,266 at August 31, 2003 from $2,261,652 at May 31, 2003 solely as a result of the net loss for the period of $288,386.

     In September 2003, the Company received proceeds of $9,839,871 from the sale of 6,559,914 shares of common stock to a financing company pursuant to Rule 506 of Regulation D filing in July 2003. The funds will be used for working capital. In In September 2003, the Company received proceeds of $10,160,129 from Diamond Ridge Advisors for the manufacture of the first Biosphere Process[TM] System for Green Energy Management.

     The Company entered into a sales agreement to sell a mininium of 10 Biosphere Process[TM] Systems to a company located in Louisiana. Management expects that the manufacture cost of the first Biosphere Process[TM] Systems will be funded through a credit line obtained by the Company from Diamond Ridge Advisors, Inc. The remaining nine Biosphere Process[TM] Systems will be paid by for from a credit line received from the financing company to be drawn down as required. .

  III.  Inflation and Other Considerations

     During the past few years' inflation in the United States and most part of the world has been relatively stable which is expected to have a beneficial effect upon the Company's operations. In light of the strong perceived demand for the Biosphere Process[TM] Systems, particularly in developing countries, management believes that the terms it offers for the lease of these systems have been competitively priced in relation to alternative products. In management's opinion, low inflation and relatively stable economic conditions are expected to continue for the foreseeable future. However, should the world economy again experience double digit inflation rates, as was the case in the past, the impact could adversely affect the Company's ability to effectively compete in its overseas markets. In particular, adverse economic conditions in the world will typically have the most severe impact upon developing countries that, at the present time, constitute the Company's primary target market. Further, technological changes may also impact the competitiveness of the Company's pricing for its systems and the imposition of regulatory controls may increase the cost of manufacturing or operating the Biosphere Process[TM] Systems in the future.


Item 7. Financial Statements.

The following Selected Financial Information relates solely to the Company's current business operations. This information is qualified in its entirety by the detailed financial statements included herein.

                                              31-Aug-03          31-Aug-02

Cash and Cash Items                                      $0            $1,177
Marketable Securities                                    $0                $0
Notes and Accounts Receivable                            $0                $0
Allowances for Doubtful Accounts                         $0                $0
Inventory                                                $0                $0
Other Current Assets                                     $0                $0
Total Current Assets                                     $0            $1,177
Property, Plant & Equipment                      $2,465,920        $2,475,209
Accumulated Depreciation                            $21,865           $12,576
Total Assets                                    $16,865,920       $41,888,728
Total Current Liabilities                          $839,733        $2,471,415
Bonds, Mortgages & Debt
  Net of Current Portion                        $13,157,918        $9,455,678
Preferred Stock                                      $1,854       $18,657,090
Common Stock                                        $50,560           $39,684
Other Shareholders' Equity                      $15,792,696        $4,502,679
Total Liabilities &
 Shareholders' Equity                           $16,865,920       $41,888,728

Sales of Tangible Products                               $0                $0
Cost of Tangible Goods Sold                              $0                $0
Total Administrative Expenses                      $177,735          $779,519
Other Income and Expenses                                $0                $0
Interest Expense                                    $48,750          $100,096
Income Tax Expense                                       $0                $0
Gain (Loss) from Continuing Operations           ($254,228)        ($879,615)
Loss from Discontinued Operations                 ($34,158)            $5,244
Net Income (Loss)                                ($288,386)        ($874,371)
Income (Loss) Per Share-Basic                       ($0.01)           ($0.04)
Income (Loss) Per Share-Diluted                     ($0.01)           ($0.04)

PART II  OTHER INFORMATION


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits:

Exhibit No.     Description
----------      -----------

31.1     *      Section 302 Certification by the CEO

31.2     *      Section 302 Certification by the CFO

32.1     *      CEO Certification Pursuant to the Sarbanes-Oxley Act

32.2     *      CFO Certification Pursuant to the Sarbanes-Oxley Act

*       Filed herewith


(b)      Reports on Form 8-KSB:  None


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    LIFE ENERGY & TECHNOLOGY HOLDINGS, INC,
                 ----------------------------------------------
                                  (Registrant)

 Date: October 17, 2003

BY: /s/ Dr. Christopher McCormack
--------------------------------------------------------
Dr. Christopher McCormack
President and Chief Executive Officer

Exhibit 31.1

I, Dr. Christopher McCormack, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Life Energy & Technology Holdings, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

     A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and
     C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 17, 2003

By:/s/Dr Christopher McCormack
-----------------------------------------
Chief Executive Officer (or equivalent thereof)

Exhibit 31.2

I, Salim Ghafari, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Life Energy & Technology Holdings, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

     A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and
     C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 17, 2003

By:/s/Salim Ghafari
-----------------------------------------
Chief Financial Officer (or equivalent thereof)

Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Life Energy & Technology Holdings, Inc. (the "Company") on Form 10-QSB for the period ending August 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dr Christopher McCormack, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




By:/s/Dr Christopher McCormack
-----------------------------------------
Chief Executive Officer (or equivalent thereof)

October 17, 2003

Exhibit 32.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Life Energy & Technology Holdings, Inc. (the "Company") on Form 10-QSB for the period ending August 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Salim Ghafari , Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




By:/s/Salim Ghafari
-----------------------------------------
Chief Financial Officer (or equivalent thereof)

October 17, 2003