Form 10QSB
period 2003-11-30
LIFE ENERGY & TECHNOLOGY HOLDINGS INC
filed 2004-01-20
CIK 840823

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

Quarter Ended: November 30, 2003

Commission File Number: 000-32861

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




Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.





            Class                                 Outstanding at Nov 30, 2003
-------------------------------                ---------------------------------
Common stock, $0.002 par value                           31,839,569

                                TABLE OF CONTENTS


                                                                            Page

Part 1. Financial Information                                                  3

Item 1. Condensed Consolidated Financial Statements:

    Balance sheets as of November 30, 2003  and May 31, 2003                 F-1

    Statement of Operation
    for the three months and six months ended
    November 30, 2003 and 2002                                               F-2

    Statements of Changes in Shareholders' Equity
    for the six months ended November 30, 2003 and 2002                      F-3

    Statements of Cash Flows
    for six months ended November 30, 2003 and 2002                          F-4

    Notes to consolidated financial statements                               F-5



Item 2. Management's discussion and analysis of financial condition           15

Part II. Other information                                                    17

Signatures                                                                    17

                    Life Energy and Technology Holdings, Inc.
                                  Balance Sheets
                    As of November 30, 2003 and May 31, 2003


                                                                     November 30, 2003      May 31, 2003
                                                                     ------------------  ------------------
                                                                         Unaudited
ASSETS

  Current assets:
      Cash                                                                 $23,436,509                  $0
                                                                     ------------------  ------------------
         Total current assets                                               23,436,509                   0

  Property and equipment-net                                                     3,714               8,371
  Other assets:
      Account receivable                                                    10,900,000          14,400,000
      Land held for investment                                               2,459,890           2,459,890
                                                                     ------------------  ------------------

        Total assets                                                       $36,800,113         $16,868,261
                                                                     ==================  ==================

LIABILITIES & SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                                                         $130,472            $164,335
     Salaries & benefits payable                                               400,000             667,971
     Bank overdraft                                                                  0              69,957
                                                                     ------------------  ------------------
         Total current liabilities                                             530,472             902,263


     Notes payable                                                          14,043,713          12,843,501
     Borrowings under line of credit                                        10,268,689                   0
                                                                     ------------------  ------------------
         Total liabilities                                                  24,842,874          13,745,764

     Net liabilities of discontinued operations to be disposed of                    0             860,845

  Shareholders' Equity:
     Series A preferred stock, one share convertible to
        one share of common; no stated dividend, par value
        $0.001, 10,000,000 shares authorized none issued                             0                   0
     Series B preferred stock, one share convertible to one
        share of common; no stated dividend, par value
        $0.001, 16,000,000 shares authorized, 1,853,989
        outstanding                                                              1,854               1,854

     Common stock, $.002 par value; authorized 100,000,000
        shares, issued and outstanding 25,279,655 at May 31,
        2003 and 31,839,569 at November 30, 2003                                63,680              50,560
     Additional paid in capital                                             25,619,447          15,792,696
     Accumulated deficit                                                  (13,727,742)        (13,583,458)

                                                                     ------------------  ------------------
         Total shareholders' equity                                         12,065,799           2,261,652
                                                                     ------------------  ------------------


         Total liabilities & shareholders' equity                          $36,800,113         $16,868,261

                                                                     ==================  ==================


See the notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
                        Unaudited Statements of Operations



                                                          Three Months Ended                   Six Months Ended
                                                            November 30,                         November 30,
                                                      2003               2002                2003             2002
                                                 ---------------    ----------------     --------------   -------------
Sales revenues                                              $0                  $0                 $0              $0
Cost of sales                                                0                   0                  0               0
                                                 ---------------    ----------------     --------------    ------------
Gross profit on sales                                        0                   0                  0               0

General and administrative expenses:
     Salaries & consulting expense                     540,991             646,723            711,451       1,276,243
     Administration expenses                           206,810              68,858            214,085         218,857
                                                 ---------------    ----------------     --------------    ------------
    Total general and administrative expenses          747,801             715,581            925,536       1,495,100
                                                 ---------------    ----------------     --------------    ------------

Loss from continuing operations                       (747,801)           (715,581)          (925,536)     (1,495,100)

Other income (expense):

    Investment in affiliate                             58,038                   0            106,788               0
    Amortization of unearned income                          0             408,726                  0         408,726
    Gain on sale of lease                                    0             217,896                  0         217,896
    Interest income                                     49,260                   0             49,260               0
    Interest expense                                  (120,464)            (95,097)          (245,707)       (195,193)
                                                 ---------------    ----------------     --------------    ------------

Net loss before tax provision                         (760,967)           (184,056)        (1,015,195)     (1,063,671)

Provision for income taxes                                   0                   0                  0               0
                                                 ---------------    ----------------     --------------    ------------

Net loss from continuing operations                   (760,967)           (184,056)        (1,015,195)     (1,063,671)

Gain on disposal of discontinued operation
     (net of tax)                                      905,069              37,221            870,911          42,465
                                                 ---------------    ----------------     --------------    ------------

Net income (loss)                                     $144,102           ($146,835)         ($144,284)    ($1,021,206)
                                                 ===============    ================     ==============    ============

Basic net income (loss) per common share

 Loss from continuing operations                        ($0.03)             ($0.01)            ($0.04)         ($0.05)
 Income rom discontinued operations                      $0.04               $0.00              $0.03           $0.00
                                                 ---------------    ----------------     --------------    ------------

 Income (loss) per share                                 $0.01              ($0.01)            ($0.01)         ($0.05)
                                                 ===============    ================     ==============    ============

Fully diluted net income (loss) per common share

 Loss from continuing operations                        ($0.03)             ($0.01)            ($0.04)         ($0.05)
 Income rom discontinued operations                      $0.04               $0.00              $0.03           $0.00
                                                 ---------------    ----------------     --------------    ------------

 Income (loss) per share                                 $0.01              ($0.01)            ($0.01)         ($0.05)
                                                 ===============    ================     ==============    ============

Weighted average of common shares outstanding:
 Basic                                              26,000,525          19,841,893         27,442,264      19,841,893
 Fully diluted                                      26,000,525          19,841,893         27,442,264      19,841,893

See the notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
             Unaudited Statements of Changes in Shareholders' Equity
               For the Six Months Ended November 30, 2003 and 2002





                                    Common      Common     Preferred  Preferred       Paid in     Accumulated
                                    Shares    Par Value     Shares      Value         Capital       Deficit         Total
                                  ----------- -----------  ---------- ------------  ------------  -------------  ------------
Balance at June 1, 2002           19,841,893     $39,684   6,853,989  $18,657,090    $4,502,679     $6,241,426   $29,440,879

Net loss for the period                                                                             (1,021,206)   (1,021,206)
                                  ----------- -----------  ---------- ------------  ------------  -------------  ------------

Balance at November 30, 2002      19,841,893      39,684   6,853,989   18,657,090     4,502,679      5,220,220    28,419,673
                                  =========== ===========  ========== ============  ============  =============  ============


Balance at June 1, 2003           25,279,655     $50,560   1,853,989       $1,854   $15,792,696   ($13,583,458)   $2,261,652

Issuance of common stock           6,559,914      13,120                              9,826,751                    9,839,871

Net loss for the period                                                                               (144,284)     (144,284)
                                  ----------- -----------  ---------- ------------  ------------  -------------  ------------

Balance at November 30, 2003      31,839,569     $63,680   1,853,989       $1,854   $25,619,447   ($13,727,742)  $11,957,239
                                  =========== ===========  ========== ============  ============  =============  ============











See the notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
                       Unaudited Statements of Cash Flows
                      For the Six Months Ended November 30,

                                                                 2003               2002
                                                            ---------------    ----------------
Operating Activities:

  Net loss from continuing operations                           ($1,015,195)       ($1,063,671)

  Adjustments to reconcile net loss items
  Not requiring the use of cash:
     Depreciation                                                     4,657              4,658
     Amortization of unearned income                                      0           (408,726)
     Gain on sale of lease                                                0           (217,896)
     Salaries & consulting expense                                  711,451          1,324,002
     Interest expense                                               137,147            191,921

Changes in operating assets and liabilities:
     Account receivable                                           3,500,000                  0
     Accounts payable                                              (33,863)             14,276
     Bank overdraft                                                (69,957)             31,107
                                                            ---------------    ----------------

Net cash provided by used in operations                          3,234,240            (124,329)


Financing activities:

     Line of credit                                             10,268,689                  0
     Issuance of common stock                                    9,839,871                  0
     Advances from shareholder                                      93,709            131,100
                                                            ---------------    ----------------

Net cash provided by financing activities                        20,202269            131,100
                                                            ---------------    ----------------

Net cash provided by continuing operations                      23,436,509              6,771

Cash balance at the beginning of the fiscal year                         0              1,056
                                                            ---------------    ----------------

Cash balance at end of the period                              $23,436,509             $7,827
                                                            ===============    ================

Supplemental disclosures of cash flow information:
     Interest paid during the period                                $2,857             $1,427
     Income taxes paid during the period                                $0                 $0




See the notes to the financial statements.

                   Life Energy and Technology Holdings, Inc.
                  Unaudited Notes to the Financial Statements
                         For November 30, 2003 and 2002


Note 1.  Nature of Business and Significant Accounting Policies

The Company is the developer the Biosphere Process(TM)1 System, which is an autonomous multifuel micro-power electricity generation system that the company is marketing to sell or to lease to government entities and corporate clients worldwide. The current officers and principal shareholders of the Company completed the development of the Biosphere Process(TM) System in mid-year 2000. The Biosphere Process(TM) System, a mobile, modular, micro-power plant consumes and recycles 100% of traditional waste materials such as; municipal solid waste, agricultural and forestry wastes, industrial or medical wastes, animal wastes, and/or traditional fossil fuels (coal, oil, gas, peat) or oil industry wastes such as while producing renewable electricity. The Company recognized its first sale's in November 2001. It has had no sales since then.

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

Revenue and Cost Recognition- The Company recognizes sale revenues upon delivery of the Biosphere Process(TM) System to the buyer. Cost of sales includes the costs to manufacture and deliver the system to the purchaser and is recognized upon the complete manufacture and delivery of the system to the buyer. Leases of the Biosphere Process(TM) System are accounted for as a sales type lease. Accordingly, the sales revenue recorded is the net present value of the minimum lease payments to be received over the life of the lease using the interest rate implicit in the lease contract at lease inception. The net of the total minimum lease payments to be received on the lease and the unamortized present value of unearned income is recorded in the balance sheet as "gross investment". The unearned income of the lease is amortized to the statement of operations using the interest rate method over the term of the lease.

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

Office equipment:        3   years


Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized. Minor repair expenditures are charged to expense as incurred.

Investment in Affiliate- The Company owns a 40% interest in Life Energy Natural Resources Inc., (LENR). The Company accounts for this investment using the equity method. Accordingly, the investment is recorded at cost and adjusted for the Company's pro rata share of income or losses incurred by LENR for the fiscal year. Funds received from the investment are first applied to the investment balance and then to other income in the statement of operations.

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

Discontinued Operations- The business operations of the Company's subsidiary Health-Pak Inc. were discontinued through Chapter 7 liquidation.

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

All of the net income reported in the financial statements is available to common shareholders.

Net income (loss) per common share has been computed as follows:

                                30-Nov-03        30-Nov-03          30-Nov-02      30-Nov-02
                              --------------    ---------------   -------------    -------------
                                  Basic            Fully             Basic             Fully
                                                  Diluted                             Diluted

Issued and outstanding shares    31,839,569         31,839,569      19,841,893       19,841,893
                              ==============    ===============   =============    =============

Weighted average of
 shares outstanding              27,442,264         27,442,264      19,841,893       19,841,893

Weighted average of
 options outstanding                                         0                                0

Weighted average of
 convertible preferred
 outstanding                                                 0                                0
                              --------------    ---------------   -------------    -------------

Total equivalent shares          27,442,264         27,442,264      19,841,893       19,841,893
                              ==============    ===============   =============    =============

 Net income (loss)                 ($35,724)          ($35,724)    ($1,021,206)     ($1,021,206)
                              ==============    ===============   =============    =============

Fully diluted net income
(loss) per common
share                                 $0.00              $0.00          ($0.05)          ($0.05)
                              ==============    ===============   =============    =============

Options to purchase 8,093,750 shares of common stock and preferred stock convertible into 1,853,989 shares of common stock were outstanding at November 30, 2003 and November 30, 2002. The share equivalents of the options and convertible preferred outstanding were not included in the computation of diluted earnings per share because their effect would have been antidilutive.


Note 3. Common Stock Options

As part of compensation to employees and consultants, the Company granted common stock options from unissued common stock during fiscal year 2001 and fiscal year 2003. The Company has no formal stock option plan for its employees. The following table summarizes information about common stock options outstanding at November 30, 2003.

                                                                 Weighted
                                                                 Average        Weighted Average
                                               Number of         Exercise         Years to
                                                Options           Price           Maturity
Outstanding at inception, November 3, 2000               0

Granted                                          8,093,750
Cancelled                                                0
Exercised                                                0
                                              -------------

Outstanding at May 31, 2001                      8,093,750            $0.13

Granted                                                  0
Cancelled                                                0
Exercised                                                0
                                              -------------

Outstanding at May 31, 2002                      8,093,750            $0.13

Granted                                            750,000
Cancelled                                                0
Exercised                                                0
                                              -------------

Outstanding at May 31, 2003                      8,843,750            $0.13

Granted                                                  0
Cancelled                                                0
Exercised                                                0
                                              -------------

Outstanding at November 30, 2003                 8,843,750            $0.13          2.14
                                              =============

Note 4.  Discontinued Operations

The former business operations of the Company, conducted through its wholly owned subsidiary, Health-Pak, Inc., were discontinued by a formal plan for disposal adopted upon the merger of the Company in November 2000. In November 2003, Health-Pak Inc. was liquidated under Chapter 7 bankruptcy provisions. The Company recognized a book gain of $870,911 on the transaction.


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

After making payments of $1,530,000, Kuwat failed to make the required remaining payments and again petitioned the Company to renegotiate the transaction. The Company then approached its primary manufacturer, Alia Holdings SA, Moscow and offered them the rights to the original master lease and the manufacturing and distribution rights of the remaining forty eight Biosphere Process(TM) System units. Further, Alia agreed to assist in transfer of LETH manufacturing technology to two United States manufacturers designated by the Company. In exchange, the Company terminated the sale to Kuwat and settled for $14,400,000 due from Alia as profit sharing against the sale and distribution of the remaining forty eight Biosphere Process(TM) Systems by Alia. Kuwat remains indebted to Alia for amounts previously due the Company for the original two Biosphere Process(TM) Systems .

The Company received $3,500,000 in November 2003 towards the balance of the receivable.



                [Balance of this page intentionally left blank.]

Note 6. Income Taxes

Provision for income taxes is comprised of the following:

                                                          30-Nov-03            30-Nov-02
Net income (loss) before provision for income taxes          ($906,635)         ($1,063,671)
                                                        ===============     ================
Current tax expense:
  Federal                                                           $0                   $0
  State                                                              0                    0
                                                        ---------------     ----------------
  Total                                                             $0                   $0
                                                                                          0
Less deferred tax benefit:
  Timing difference                                          4,939,229          (2,222,133)
  Allowance for recoverability                              (4,939,229)            2,222,133
                                                        ---------------     ----------------
Provision for income taxes                                          $0                   $0
                                                        ===============     ================

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:


Statutory U.S. federal rate                            34%                34%
Statutory state and local income tax                   10%                10%
Timing differences                                    -44%               -44%
                                              -------------     --------------
Effective rate                                          0%                 0%
                                              =============     ==============


Deferred income taxes are comprised of the following:

  Timing differences                              (4,939,229)       2,222,133
  Allowance for recoverability                     4,939,229       (2,222,133)
                                              ---------------   --------------
Deferred tax benefit                                      $0               $0
                                              ===============   ==============


The deferred tax benefit arising from the loss carry forward expires in fiscal years 2020 to 2024 and may not be recoverable through acquisition of the Company under current IRS statutes.

Note 7. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

In May 2003, the Kuwat lease discussed in Note 5 was assigned to the Company's manufacturing vendor. As part of the transaction, the vendor agreed to pay the Company $14,400,000. The receipt of this money is contingent upon the delivery of the 48 Biosphere Process(TM) Systems due on the original sales lease and the payment by the buyer of the machines on the 50 Biosphere Process(TM) Systems purchased on the lease in fiscal 2002. In November of 2003 the Company received the first installment, USD $3,500,000 the balance of the receivable at November 30, 2003 is $10,900,000.

This exposes the Company to significant credit risk as a result of the possible non-performance by both the manufacturing vendors to deliver the Biosphere Process Systems due and the payment by the buyer on the Biosphere Process(TM) Systems purchased. In the event the remaining receivable resulting from the transaction becomes uncollectible, the financial position of the Company could be materially adversely affected.

The President of the Company supports the Company's business activities in a significantly material way. A withdrawal of this support would have a material adverse affect on the financial position of the Company.


Note 8. Property and Equipment

A summary of property and equipment at November 30, 2003 and May 31, 2003 is as follows:

                                         November 30, 2003     May 31 2003


           Office equipment                        $27,895          $27,895
           Accumulated depreciation                (24,181)         (19,524)
                                         ------------------   --------------

           Total                                    $3,714           $8,371
                                         ==================   ==============


Note 9. Borrowings under Line of Credit

During the second quarter of fiscal year 2004, the Company received a line of credit from Diamond Ridge Advisors, a shareholder. The line of credit is used for the manufacturing of the first Biosphere Process(TM) Systems being manufactured in the United States.. The line is unsecured and carries interest of 6.5%. The interest due on the line will be paid to the lender upon the placement of the corresponding Biosphere Process(TM) Systems .

Note 10. Litigation

In fiscal year 2001, the Company cancelled 750,000 shares of common stock for non-performance on the delivery of services. The transfer agent has entered an interpleader action in the U.S. District Court of New York to determine the ownership of the shares. The Company is vigorously contending the action and is confident of successfully defending its cancellation of the shares. The Company also realized that for the last two 10-Q the date of the reported cancellation date of these shares was incorrect the shares were originally cancelled in 2001 not 2002 as previously stated but was the Transfer Agent was notified of the cancellation again by the management of LETH in 2002 and 2003.

Management believes that the eventual disposition of these lawsuits will not have a material impact on the consolidated financial statements.


Note 11. Related Party Transactions


During the period from June 1, 2003 through November 30, 2003, the President of the Company advanced the Company $93,709 at no stated interest. The Company imputed interest on the advance at 8.50% and recorded interest of $571 in the statement of operations for the period ended November 30, 2003.






                [Balance of this page intentionally left blank.]

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

The acquisition has been accounted for as a reverse acquisition of the Company by LIFE. Life was deemed the accounting acquirer in the transaction. Pursuant to the acquisition agreement, the former business operations of Health-Pak, Inc. were discontinued and on November of 2003 Health-Pak was converted from a Chapter 11 to a Chapter 7 liquidation..

In February 2001 the Company took delivery in Ireland of the two Biosphere Process(TM) systems. The costs to build these systems, which was manufactured in Russia, was $9,500,000. The Biosphere Process(TM) Systems were transferred to North Africa to be used as a model for potential buyers of the Biosphere Process(TM) system.

In November 2001, the Company entered into a contract to lease the two Biosphere Process(TM)2 Systems to a private company located in Beirut, Lebanon. The lease called for the payment of $2,020,000 per year for twenty-five years. As a result of the transaction, the Company had recorded a gross investment asset of the lease payments to be received, discounted at an interest rate of 6.68%, of $24,373,378 on the balance sheet at May 31, 2002.

After receiving $1,530,000 of lease payments from Kuwat, the lessor petitioned the Company to renegotiate the terms of the lease. In May 2003, the Kuwat lease was assigned to the Company's manufacturing vendor. As part of the transaction, the vendor agreed to pay the Company $14,400,000. The receipt of this money is contingent upon the delivery of the 48 Biosphere Process(TM) Systems due as part of the original sales lease and the payment by the buyer of the Biosphere Process(TM) Systems on the 50 Biosphere Process(TM) Systems purchased on the lease in fiscal 2002. The Company received $3,500,000 in November 2003 towards the balance of the receivable. Management is confident that the balance of the receivable can be collected within the coming year.

No sales occurred in the first half of fiscal year 2004. Currently there are two biosphere Biosphere Process(TM) Systems under construction that are part of a lease for 10 Biosphere Process(TM) Systems to be delivered within the coming fiscal year to a company based in Louisiana. Sales revenues will be recognized upon the delivery of the Biosphere Process(TM) Systems . Under the terms of the sales lease, each Biosphere Process(TM) Systems will be purchased for $7 million. Both the sale and manufacture of the Biosphere Process(TM) Systems will be financed by a financing company that is also a shareholder of the Company, with such financing to be repaid through cash flow of the venture.

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

To the extent possible, the following discussion will highlight the activities solely of the Company's efforts in developing and marketing the Biosphere Process(TM) systems for the six months ended November 30, 2003 and November 30, 2002.

I.   Results of Operations.

(Three month comparison)

Salaries and consulting expenses for the quarter ended November 30, 2003 were $540,991 compared to $646,723 for the quarter ended November 30, 2002. Currently there are eight contracted employees as opposed to twelve last year. Management expects salaries and consulting expenses to be approximately $540,000 per quarter throughout fiscal year 2004.

Administrative expenses for the quarter ended November 30, 2003 were $206,810 as compared to $68,858 for the same period last year.

After deducting administrative expenses, the Company recognized a loss from its continuing operations of $747,801 for the quarter ended November 30, 2003 as compared to a loss of $715,581 for the same period last year.

The Company recognized a gain of $58,038 from its investment in Life Energy Natural Resources Inc. (LENR) a joint venture with a Swiss corporate partner, of which the Company owns a 40% equity interest in the second quarter of fiscal year 2004. The Company, through an assignment agreement with its partner, is entitled to 100% of the profits from the sale of this LENR Portland Plus(TM).

The Company recognized interest income of $49,260 during the second quarter of fiscal year 2004 from its investments in short term bank instruments.

Interest expense for the quarter ended November 30, 2003 was $120,464 as compared to $95,097 for the same period last year. During the second quarter of fiscal year 2004, the Company received a line of credit from Diamond Ridge Advisors, a shareholder. The line of credit is being used for manufacturing of the first Biosphere Processing system to be manufactured in the United States.. The line is unsecured and carries interest of 6.5%. The interest due and payments on the line will be paid to the lender upon the placement of the corresponding biosphere unit.

After adding other income and expenses, the Company experienced a loss from its continuing operations before income taxes and discontinued operations of $760,967 for the quarter ended November 30, 2003 as compared to a loss of $184,056 for the same period last year.

During the second quarter of fiscal year 2004, the company disposed its subsidiary, Health Pak Inc. The subsidiary was forced into Chapter 7 bankruptcy liquidation by the bankruptcy court in November 2003. As a result, the Company has recognized a book gain, net of tax, on the disposal of $905,069. After recognizing the gain, the Company had net income for the second quarter of fiscal year 2004 of $144,102 compared to a loss of $146,835 for the same period last year.

On a per share basis, fully diluted, the Company experienced income per share of $0.01 for the three months ended November 30, 2003 as compared to a loss per share of $0.01 for the three months ended November 30, 2002.

(Six month comparison)

Salaries and consulting expenses for the six months ended November 30, 2003 were $711,451 as compared to $1,276,243 for the six months ended November 30, 2002. Currently there are eight contracted employees as opposed to twelve last year. Management expects salaries and consulting expenses to remain constant throughout fiscal 2004.

Administrative expenses for the six months ended November 30, 2003 were $214,085 as compared to $218,857 for the same period last year. Below is a detail of administrative expenses.

                                                30-Nov-03        30-Nov-02

       Depreciation office equipment                   4,657             4,658
       Licensing & permits                            63,965                 0
       Professional fees                               9,069            98,116
       Telephone                                      14,742            13,012
       Office supplies and administration             20,057            11,619
       Travel costs                                  101,595            91,452
                                              ---------------  ----------------

       Total administration                         $214,085          $218,857
                                              ===============  ================

Licensing and permit costs represent the fees paid to a consulting firm to acquire permits and comply with the regulations to construct the first biosphere unit in the state of Louisiana.

After deducting administrative expenses, the Company recognized a loss from its continuing operations of $925,537 for the six months ended November 30, 2003 as compared to a loss of $1,495,100 for the same period last year.

The Company recognized a gain of $106,788 from its investment in Life Energy Natural Resources Inc. (LENR) a joint venture with a Swiss corporate partner, of which the Company owns a 40% equity interest in the first six months of fiscal year 2004. The Company, through an assignment agreement with its partner, is entitled to 100% of the profits from the sale of this LENR Portland Plus(TM).

The Company recognized interest income of $49,260 during the first six months of fiscal year 2004 from its investments in short term bank instruments.

Interest expense for the six months ended November 30, 2003 was $245,707 as compared to $195,193 for the same period last year. During the second quarter of fiscal year 2004, the Company received a line of credit from Diamond Ridge Advisors, a shareholder. The line of credit is used for the manufacturing of the first Biosphere Process(TM) Systems being manufactured in the United States.. The line is unsecured and carries interest of 6.5%. The interest due on the line will be paid to the lender upon the placement of the corresponding Biosphere Process(TM) Systems .

After adding other income and expenses, the Company experienced a loss from its continuing operations before income taxes and discontinued operations of $1,015,195 for the six months ended November 30, 2003 as compared to a loss of $1,063,671 for the same period last year.

During the second quarter of fiscal year 2004, the company disposed its subsidiary, Health Pak Inc. The subsidiary was forced into Chapter 7 bankruptcy liquidation by the bankruptcy court in November 2003. As a result, the Company has recognized a book gain, net of tax, on the disposal of $870,911. After recognizing the gain, the Company had net loss for the first six months of fiscal year 2004 of $144,284 compared to a loss of $1,021,206 for the same period last year.

On a per share basis, fully diluted, the Company experienced loss per share of $0.01 for the six months ended November 30, 2003 as compared to a loss per share of $0.05 for the six months ended November 30, 2002.


II. Discussion of Financial Condition: Liquidity and Capital Resources

At November 30, 2003, the Company had working capital of $22,906,037 as compared to a deficit $902,263 at the end of fiscal year 2003. Cash on hand was $23,436,509 at November 30, 2003.

The increase in cash and working capital is mainly the result of the issuance of 6,559,914 shares of common stock for $9,839,871 and the acquisition of the line of credit from the shareholder of $10,160,129. The line of credit is used for the construction of Biosphere Process(TM) Systems and will be repaid from the cash flow from the placement of the proceeds of the Biosphere Process(TM)
Systems . In addition, the Company received $3,500,000 from the Kuwait receivable classified as non current on the balance sheet. These events served to increase cash by approximately $23 million since the end of fiscal year 2003.

Total assets at November 30, 2003 were $36,800,113 as compared to $16,868,261 at May 31, 2003.

Stockholders'   equity  increased  to  $11,957239  at  November  30,  2003  from
$2,261,652 at May 31, 2003. The increase was the result of the issuance of the common stock noted above and the net loss for the six months of $35,724.

III. Inflation and Other Considerations

During the past few years' inflation in the United States and most part of the world has been relatively stable which is expected to have a beneficial effect upon the Company's operations. In light of the strong perceived demand for the Biosphere Process(TM) Systems , particularly in developing countries, management believes that the terms it offers for the lease of these systems have been competitively priced in relation to alternative products. In management's opinion, low inflation and relatively stable economic conditions are expected to continue for the foreseeable future. However, should the world economy again experience double digit inflation rates, as was the case in the past, the impact could adversely affect the Company's ability to effectively compete in its overseas markets. In particular, adverse economic conditions in the world will typically have the most severe impact upon developing countries that, at the present time, constitute the Company's primary target market. Further, technological changes may also impact the competitiveness of the Company's pricing for its systems and the imposition of regulatory controls may increase the cost of manufacturing or operating the Biosphere Process(TM) Systems in the future.


Item 7. Financial Statements.

The following Selected Financial Information relates solely to the Company's current business operations. This information is qualified in its entirety by the detailed financial statements included herein.


                                         30-Nov-03           30-Nov-02


Cash and Cash Items                       $23,436,509              $7,827
Marketable Securities                              $0                  $0
Notes and Accounts Receivable                      $0                  $0
Allowances for Doubtful Accounts                   $0                  $0
Inventory                                          $0                  $0
Other Current Assets                               $0                  $0
Total Current Assets                      $23,436,509         $25,007,827
Property, Plant & Equipment                $2,463,604          $2,472,893
Accumulated Depreciation                      $24,181             $14,892
Total Assets                              $36,800,113         $42,519,684
Total Current Liabilities                    $530,472          $6,847,092
Bonds, Mortgages & Debt

  Net of Current Portion                  $14,043,713          $5,140,414
Preferred Stock                                $1,854         $18,657,090
Common Stock                                  $63,680             $39,684
Other Shareholders' Equity                $25,619,447          $4,502,679

Total Liabilities &
 Shareholders' Equity                     $36,800,113         $42,519,684

Sales of Tangible Products                         $0                  $0
Cost of Tangible Goods Sold                        $0                  $0
Total Administrative Expenses                $925,536          $1,495,100
Other Income and Expenses                          $0                  $0
Interest Expense                             $245,707            $195,193
Income Tax Expense                                 $0                  $0
Gain (Loss) from Continuing Operations    ($1,015,195        ($1,063,671)
Loss from Discontinued Operations            $870,911             $42,465
Net Income (Loss)                          ($144,284)        ($1,021,206)
Income (Loss) Per Share-Basic                 ($0.01)             ($0.05)
Income (Loss) Per Share-Diluted               ($0.01)             ($0.05)


PART II  OTHER INFORMATION


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits:

Exhibit No.    Description
----------     -----------

31.1      *    Section 302 Certification by the CEO

31.2      *    Section 302 Certification by the CFO

32.1      *    CEO Certification Pursuant to the Sarbanes-Oxley Act

32.2      *    CFO Certification Pursuant to the Sarbanes-Oxley Act
---------------------------
          *    Filed herewith

     (b) Reports on Form 8-K:

1.   Agreement with Global FranTech Group, filed January 22, 2003.
2.   Agreement with Abia Holdings S.A., filed June 9, 2003.
3.   Letter of Intent with State of Abia, Nigeria, filed July 1, 2003.
4.   Plan of re-organization for subsiderary Health-Pak, filed July 24, 2003.
5.   Agreement with State of Louisiana, filed August 7, 2003.
6.   Agreement with Diamond Ridge Advisors, Inc., filed August 7, 2003.
7.   Change in Certifying Accountant, filed August 7, 2003.
8. Purchase aquisition with Green Energy Management, L.L.C., filed October 15, 2003.

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

Date: January 15, 2004





BY: /s/ Dr. Christopher McCormack
--------------------------------------------------------
Dr. Christopher McCormack
President and Chief Executive Officer