Form 10QSB
period 2004-02-29
LIFE ENERGY & TECHNOLOGY HOLDINGS INC
filed 2004-04-22
CIK 840823

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

Quarter Ended: February 29, 2004

Commission File Number: 000-32861

                     Life Energy & Technology Holdings Inc.
                      ------------------------------------
             (Exact name of Registrant as specified in its Charter)


          Delaware                                         11-2914841
-------------------------------                  -------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                        Identification Number)

7637 Leesburg Pike Suite #200
Falls Church, VA.                                            22043
-------------------------------                  -------------------------------
(Address of Corporate offices)                              (Zip Code)

4640 Carrollton Ave Suite 2A-6
New Orleans, La                                              70119
-------------------------------                  -------------------------------
(Address of principal executive offices)                   (Zip Code)


                  2005 Beechgrove Place, Utica, New York 13501
                      ------------------------------------
                           (Former Address)(Zip Code)

                                 (877) 723-6315
                      ------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              YES [X] NO [_]



Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


Class                                    Outstanding at Feb 29, 2004
-------------------------------       ---------------------------------
Common stock, $0.002 par value                 29,010,536

                                TABLE OF CONTENTS


                                                                            Page

PART I.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

    Balance sheets as of February 29, 2004 and May 31, 2003                  F-1

    Statement of Operation
    for the three months and nine months ended
    February 29, 2004 and 2003                                               F-2

    Statements of Changes in Shareholders' Equity
    for the nine months ended February 29, 2004 and 2003                     F-3

    Statements of Cash Flows
    for nine months ended February 29, 2004 and 2003                         F-4

    Notes to consolidated financial statements                               F-5



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION           16

ITEM 3. CONTROLS AND PROCEDURES

PART II.

ITEM 1. LEGAL PROCEEDINGS.                                                    22

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                             22

ITEM 3. DEFAULTS IN SENIOR SECURITIES                                         22

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                  22

ITEM 5. OTHER INFORMATION                                                     22

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K                                       23

SIGNATURES                                                                    23

                                    PART I.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                    Life Energy and Technology Holdings, Inc.
                                  Balance Sheet
                    As of February 29, 2004 and May 31, 2003

                                                                                  Unaudited
                                                                                  29-Feb-04           31-May-03
                                                                                ---------------    ----------------
ASSETS
  Current assets:
      Cash and short term investment                                                $23,507,096                  $0
                                                                                ---------------    ----------------
         Total current assets                                                        23,507,096                   0

  Property and equipment-net                                                              1,398               8,371

  Other assets:
      Account receivable                                                             10,900,000          14,400,000
      Land held for investment                                                        2,459,890           2,459,890
                                                                                ---------------    ----------------
        Total assets                                                                $36,868,384         $16,868,261
                                                                                ===============    ================

LIABILITIES & SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                                                                  $130,472            $164,335
     Salaries & benefits payable                                                              0             667,971
     Bank overdraft                                                                           0              69,957
                                                                                ---------------    ----------------
         Total current liabilities                                                      130,472             902,263

     Notes payable                                                                   15,136,990          12,843,501
     Line of credit                                                                  10,706,549                   0
                                                                                ---------------    ----------------
         Total liabilities                                                           25,974,011          13,745,764

     Net liabilities of discontinued operations to be disposed of                             0             860,845

  Shareholders' Equity:
     Series A preferred stock, one share convertible
        to one share of common; no stated dividend,
        par value $0.001, 10,000,000 shares authorized
        none issued                                                                           0                   0
     Series B preferred stock, one share convertible
        to one share of common; no stated dividend,
        par value $0.001, 16,000,000 shares authorized,
        1,853,989 outstanding                                                              1,854               1,854

     Common stock, $.002 par value; authorized 100,000,000
        shares, Issued and outstanding 25,279,655 at May 31,
        2003 and 31,839,569 at February 29, 2004, including
        2,893,000 treasury shares                                                        63,680              50,560
     Additional paid in capital                                                      25,632,452          15,792,696
     Accumulated deficit                                                            (14,803,613)        (13,583,458)
                                                                                ---------------    ----------------
         Total shareholders' equity                                                  10,894,373           2,261,652
                                                                                ---------------    ----------------
         Total liabilities & shareholders' equity                                   $36,868,384         $16,868,261
                                                                                ===============    ================

                   See the notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
                         Unaudited Statement of Operation
                   For the three months and nine months ended
                           February 29, 2004 and 2003

                                                               9 Months       9 Months        3 Months        3 Months
                                                              29-Feb-04       28-Feb-03       29-Feb-04       28-Feb-03
                                                             --------------  --------------  --------------  --------------
Sales revenues                                                           $0              $0              $0              $0

General and administrative expenses:
     Salaries & consulting expense                                1,252,119       1,852,969         540,668         576,726
     Administration expenses                                        261,729       1,057,808          47,644         838,951
                                                             --------------  --------------  --------------  --------------
    Total general and administrative expenses                     1,513,848       2,910,777         588,312       1,415,677
                                                             --------------  --------------  --------------  --------------
Net loss from continuing operations                              (1,513,848)     (2,910,777)       (588,312)     (1,415,677)

Other income (expense):
    Investment in affiliate                                         106,788               0               0               0
    Other                                                           (13,773)              0         (13,773)              0
    Gain on sale of lease                                                 0         126,621               0         126,621
    Interest income                                                 133,572               0          84,312               0
    Interest expense                                               (803,805)       (346,600)       (666,658)       (151,407)
                                                             --------------  --------------  --------------  --------------
Net loss before tax provision                                    (2,091,066)     (3,130,756)     (1,184,431)     (1,440,463)

Provision for income taxes                                                0               0               0               0
                                                             --------------  --------------  --------------  --------------
Net loss from continuing operations                              (2,091,066)     (3,130,756)     (1,184,431)     (1,440,463)

Gain on disposal of discontinued operation (net of tax)             870,911            (517)              0         (42,982)
                                                             --------------  --------------  --------------  --------------
Net loss                                                        ($1,220,155)    ($3,131,273)    ($1,184,431)    ($1,483,445)
                                                             ==============  ==============  ==============  ==============

Basic net loss per common share
 Loss from continuing operations                                     ($0.07)        ($15.00)         ($0.08)         ($0.07)
 Income (loss) from discontinued operations                           $0.03           $0.00           $0.00         ($0.00)
                                                             --------------  --------------  --------------  --------------
 Loss per share                                                      ($0.04)         ($0.15)         ($0.08)         ($0.07)
                                                             ==============  ==============  ==============  ==============

Fully diluted net income (loss) per common share
 Loss from continuing operations                                     ($0.07)         ($0.15)         ($0.08)         ($0.07)
 Income (loss) from discontinued operations                           $0.03           $0.00           $0.00         ($0.00)
                                                             --------------  --------------  --------------  --------------
 Loss per share                                                      ($0.04)         ($0.15)         ($0.08)         ($0.07)
                                                             ==============  ==============  ==============  ==============

Weighted average of common shares outstanding:
 Basic                                                           28,700,755      20,332,702      14,293,997      21,341,893
 Fully diluted                                                   28,700,755      20,332,702      14,293,997      21,341,893

                   See the notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
             Unaudited Statement of Changes in Shareholders' Equity
        For the Nine Months Ended February 29, 2004 and February 28, 2003



                                     Common        Common       Preferred         Paid in       Accumulated
                                     Shares      Par Value        Value           Capital         Deficit         Total
                                  -------------  -----------  ---------------   -------------  --------------  --------------
Balance at June 1, 2002             19,841,893      $39,684      $18,657,090      $4,502,679      $6,241,426     $29,440,879

Shares issued for services           1,500,000        3,000                          672,000                         675,000

Net loss for the period                                                                           (3,131,273)     (3,131,273)
                                  -------------  -----------  ---------------   -------------  --------------  --------------

Balance at February 28, 2003        21,341,893      $42,684      $18,657,090      $5,174,679      $3,110,153     $26,984,606
                                  =============  ===========  ===============   =============  ==============  ==============



Balance at June 1, 2003             25,279,655      $50,560           $1,854     $15,792,696    ($13,583,458)     $2,261,652

Warrants issued for services                                                          13,005                          13,005

Issuance of common stock             6,559,914       13,120                        9,826,751                       9,839,871

Treasury stock                      (2,829,333)                                                                            0

Net loss for the period                                                                           (1,220,155)     (1,220,155)
                                  -------------  -----------  ---------------   -------------  --------------  --------------

Balance at February 29, 2004        29,010,236      $63,680           $1,854     $25,632,452    ($14,803,613)    $10,894,373
                                  =============  ===========  ===============   =============  ==============  ==============









                   See the notes to the financial statements.

                    Life Energy and Technology Holdings, Inc.
                        Unaudited Statement of Cash Flows
        For the Nine Months Ended February 29, 2004 and February 28, 2003


                                                            9 Months            9 Months
                                                            29-Feb-04           28-Feb-03
                                                        ----------------    ----------------
Operating Activities:
  Net loss from continuing operations                       ($2,091,066)        ($3,130,756)

  Adjustments to reconcile net loss
        items not requiring the use of cash:
     Depreciation                                                 6,973               6,948
     Gain on sale of lease                                            0            (126,621)
     Salaries expense                                         1,252,119           1,965,502
     Interest expense                                           803,805             341,690
     Consulting expense                                          13,005             675,000
Changes in operating assets and liabilities:
     Account receivable                                       3,500,000           1,020,000
     Accounts payable                                           (33,863)             83,079
     Bank overdraft                                             (69,957)            (27,987)
                                                        ----------------    ----------------
Net cash provided by operations                               3,381,016             806,855

Investing activities:
     Investment in affiliate                                          0             131,186
                                                        ----------------    ----------------
Net cash provided by investing activities                             0             131,186

Financing activities:
     Line of credit                                          10,160,129                   0
     Issuance of common stock                                 9,839,871                   0
     Advances from shareholder                                  126,080              66,003
                                                        ----------------    ----------------
Net cash provided by financing activities                    20,126,080              66,003
                                                        ----------------    ----------------

Net cash increase in cash from continuing operations         23,507,096           1,004,044

Cash balance at the beginning of the fiscal year                      0               1,056
                                                        ----------------    ----------------

Cash balance at end of the period                           $23,507,096          $1,005,100
                                                        ================    ================

Supplemental disclosures of cash flow information:
     Interest paid during the period                             $2,856              $1,634
     Income taxes paid during the period                             $0                  $0




                   See the notes to the financial statements.

                   Life Energy and Technology Holdings, Inc.
                  Unaudited Notes to the Financial Statements
        For the Nine Months Ended February 29, 2004 and February 28, 2003


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

Net loss per common share for the nine month period has been computed as follows:

                                29-Feb-04     29-Feb-04       28-Feb-03     28-Feb-03
                                  Basic     Fully Diluted       Basic     Fully Diluted

Issued and outstanding shares   29,010,236    29,010,236     21,341,893    21,341,893
                               ===========  ============   ============  ============

Weighted average of
 shares outstanding             28,700,755    28,700,755     20,332,702    20,332,702


Total equivalent shares         28,700,755    28,700,755     20,332,702    20,332,702
                               ===========  ============   ============  ============

Net loss                       ($1,220,155)  ($1,220,155)   ($3,130,756)  ($3,130,756)
                               ===========  ============   ============  ============


Net loss per share                  ($0.04)       ($0.04)        ($0.15)       ($0.15)
                               ===========  ============   ============  ============

Options to purchase 9,032,750 shares of common stock and preferred stock convertible into 1,853,989 shares of common stock were outstanding at February 29, 2004 The share equivalents of the options and convertible preferred outstanding were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

3.   Common Stock Options

As part of compensation to employees and consultants, the Company granted common stock options from unissued common stock during fiscal year 2001 and fiscal year 2003. The Company has no formal stock option plan for its employees. The following table summarizes information about common stock options outstanding at February 29, 2004.

                                                                      Wgtd Avg
                                                       Wgtd Avg       Years to
                                      Amount        Exercise Price    Maturity

Outstanding at June 1, 2002          8,843,750

Issued                                       0
Expired                                      0
Exercised                                    0
                                   ------------

Outstanding at May 31, 2003          8,843,750           $.13           2.65

Issued                                 200,000
Expired                                      0
Exercised                                    0
                                   ------------

Outstanding at February 29, 2004     9,043,750          $0.16           3.59
                                   ============

During the quarter, the Company issued 200,000 warrants exercisable at $1.65 per warrant for 200,000 shares expiring in November 2008. As a result, the Company recorded $13,005 in consulting expense in the statement of operations.


4. Discontinued Operations

The former business operations of the Company, conducted through its wholly owned subsidiary, Health-Pak, Inc., were discontinued by a formal plan for disposal adopted upon the merger of the Company in November 2000. In November 2003, Health-Pak Inc. was liquidated under Chapter 7 bankruptcy provisions. The Company has recorded a gain from the disposal of Health Pak of $870,911 in discontinued operations in the statement of operations. The Company as of November of 2003 has no offices or operation in New York State.

The Company received 2,829,333 of the Company's common stock from purchasers of Health Pak and recorded such stock as treasury stock a a cost basis of zero.

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


6.   Property and Equipment

A summary of property and equipment is as follows:

                                  29-Feb-04        31-May-03

Office equipment                   $27,895           $27,895
Accumulated depreciation           (26,497)          (19,524)
                                ----------      ------------

Total                               $1,398            $8,371
                                ==========      ============

7.   Income Taxes

Provision for income taxes is comprised of the following:

                                               29-Feb-04           28-Feb-03
Net income (loss)
    before provision for income taxes          ($2,091,066)       ($3,130,756)
                                            ==============      =============

Current tax expense:
  Federal                                               $0                 $0
  State                                                  0                  0
                                            --------------      -------------
  Total                                                 $0                 $0

Less deferred tax benefit:
  Timing difference                              5,416,981         (3,685,000)
  Allowance for recoverability                  (5,416,981)         3,685,000
                                            --------------      -------------
Provision for income taxes                              $0                 $0
                                            ==============      =============

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:


Statutory U.S. federal rate                                 34%            34%
Statutory state and local income tax                        10%            10%
Timing differences                                         -44%           -44%
                                                 --------------   ------------
Effective rate                                               0%             0%
                                                 ==============   ============


Deferred income taxes are comprised of the following:

  Timing differences                                 (5,416,981)     3,685,000
  Allowance for recoverability                        5,416,981     (3,685,000)
                                                 --------------   ------------
Deferred tax benefit                                         $0             $0
                                                 ==============   ============


The deferred tax benefit arising from the loss carry forward expires in fiscal years 2020 to 2024 and may not be recoverable through acquisition of the Company under current IRS statutes.

8. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

In May 2003, the Kuwat lease discussed in Note 5 lease was assigned to the Company's manufacturing vendor. As part of the transaction, the vendor agreed to pay the Company $14,400,000. The receipt of this money is contingent upon the delivery of the 48 machines due on the original sales lease and the payment by the buyer of the machines on the 50 machine purchase on the lease in fiscal 2002. The balance of the receivable at February 28, 2003 is $10,900,000.

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


9.   Litigation

In fiscal year 2001, the Company cancelled 750,000 shares of common stock for non-performance on the delivery of services. The transfer agent has entered an interpleader action in the U.S. District Court of New York to determine the ownership of the shares. The Company is vigorously contending the action and is confident of successfully defending its cancellation of the shares.

Management believes that the eventual disposition of these lawsuits will not have a material impact on the financial statements.

The Company has returned 2,829,333 shares of the Companies common stock to treasury and is seeking the return of the balance of 4,145,942 shares from those individuals in possession of the shares under the original acquisition and escrow agreement under advice of Health-Pak original counsel.


10.  Related Party Transactions

During the period from June 1, 2003 through February 29, 2004, the President of the Company advanced the Company, $126,080 at no stated interest. The Company imputed interest on the advance at 8.50% and recorded interest of $775 in the statement of operations for the period ended February 29, 2004.

11.  Subsequent Events

In March 2004, the Company received another $3,500,000 on the Kuwait receivable discussed in Note 6.

In April 2004, the Company received notification by a lender of the availability of $250 million in funding through a note payable which the company had entered into with the lender in February 2004. Such note payable calls for the lender to have the right of first refusal of the financing of future biosphere units constructed.

Upon acceptance of the lender of a unit construction project, the terms call for interest of 6.50% on the amounts borrowed plus an additional 6.50 % of the net profits received on the individual units financed.






                [Balance of this page intentionally left blank.]

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

No sales occurred in the first half of fiscal year 2004. Currently there are two biosphere units under construction that are part of a lease for 10 machines to be delivered within the coming fiscal year to a company based in Louisiana. Sales revenues will be recognized upon the delivery of the machines. Under the terms of the sales lease, each machine will be purchased for $7 million. The cost to manufacture each machine, as per the Company's manufacturing agreement is approximately $4.5 million. Both the sale and manufacture of the machines will be financed by a financing company that is also a shareholder of the Company, at no cost to the Company.

In April 2004, the Company received notification by a lender of the availability of $250 million in funding through a note payable which the company had entered into with the lender in February 2004. Such note payable calls for the lender to have the right of first refusal of the financing of future biosphere units constructed.

As part of this agreement Mr. William M. Biles, Principal and President, of Diamond Ridge Advisors, Inc. has been nominated by Diamond Ridge Advisors, Inc. to fill a Directors position on the Board of Life Energy subject to confirmation at the annual board of directors meeting. Mr. Biles has spent the past 15 years in the financial services industry working extensively in both the securities and insurance fields. His experiences include personal retail securities sales, and management positions in both the securities and insurance industries. He has owned and operated his own insurance agency and pension marketing and administration firm, which worked with investment and insurance professionals and their clients throughout the Southeastern United States. Mr. Biles has also consulted with such securities firms as Smith Barney, Morgan Keegan, First Union Securities, and UBS Paine Webber.

Mr Biles has also been a member of several corporate advisory boards dealing with product development, product distribution, the establishment of a securities firm from inception to full operation, and was member of a producer board representing thousands of producers throughout the U.S. With his Partners in Diamond Ridge, he is currently responsible for managing their firm's assets, investing in both public and private companies, many with international exposure. These companies encompass several strategically timed asset classes designed to limit the firm's level of risk. Diamond Ridge uses a long-term investment approach, but does consider conceptual exit strategies as an integral part of every commitment. Mr. Biles holds a Graduate Degree in Business Administration from Boston University and several


General Statement: Factors That May Affect Future Results.

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

I.   Results of Operations.

(Nine month comparison)

Salaries and consulting expenses for the nine months ended February 29, 2004 were $1,252,119 as compared to $1,852,969 for the nine months ended February 28, 2003. Currently there are eight contracted employees as opposed to twelve last year. Management expects salaries and consulting expenses to remain constant at about $541,000 per quarter throughout fiscal 2004.

Administrative expenses for the nine months ended February 29, 2004 were $261,729 as compared to $1,057,808 for the same period last year. Below is a detail of administrative expenses.

                                                29-Feb-04         28-Feb-03

     Depreciation office equipment                  6,973             6,948
     Licensing & permits                           63,965                 0
     Consulting                                     6,620           675,000
     Professional fees                              9,069           133,562
     Telephone                                     14,742            24,982
     Office supplies and administration            22,378            99,118
     Travel costs                                 137,982           118,198
                                              -----------      ------------

     Total administration                        $261,729        $1,057,808
                                              ===========      ============

In November 2002, the Company issued 1,500,000 shares valued at $675,000 to consultants for services rendered.

Licensing and permit costs represent the fees paid to a consulting firm to acquire permits and comply with the regulations to construct the first biosphere unit in the state of Louisiana.

After deducting administrative expenses, the Company recognized a loss from its continuing operations of $1,513,848 for the nine months ended February 29, 2004 as compared to a loss of $2,910,777 for the same period last year.

The Company recognized a gain of $106,788 from its investment in Life Energy Natural Resources Inc. (LENR) a joint venture with a Swiss corporate partner, of which the Company owns a 40% equity interest in the first six months of fiscal year 2004. The Company, through an assignment agreement with its partner, is entitled to 100% of the profits from the sale of this LENR Portland Plus(TM).

During the nine months ended February 29, 2004, the Company recognized a loss of $13,773 from converting its bank account in Dublin Ireland from Eurodollars to U.S. dollars.

The Company recognized interest income of $133,572 during the first nine months of fiscal year 2004 from its investments in short term certificate of deposits. The certificates of deposit matures in April 2004 at which time the investment will be rolled over.

Interest expense for the nine months ended February 29, 2004 was $803,805 as compared to $346,600 for the same period last year. During the second quarter of fiscal year 2004, the Company received a line of credit from Diamond Ridge Advisors, a shareholder, of approximately $10,160,000. The line of credit is being used to finance construction of the first biosphere unit to be used in the United States. The line is unsecured and carries interest of 6.5%. The interest due on the line will be paid to the lender upon the installation of the corresponding biosphere unit. In April 2004, Diamond Ridge agreed to make an additional $250 million line of credit available to the Company for use in biosphere construction. The Company currently has orders for approximately 540 units worldwide many of which are subject to financing requirmetns. This will substantially increase interest expense in the coming fiscal year.

After adding other income and expenses, the Company experienced a loss from its continuing operations before income taxes and discontinued operations of $2,091,066 for the nine months ended February 29, 2004 as compared to a loss of $3,130,756 for the same period last year.

During the second quarter of fiscal year 2004, the company disposed its subsidiary, Health Pak Inc. The subsidiary was forced into Chapter 7 bankruptcy liquidation by the bankruptcy court in November 3003. The Company has recognized a book gain, net of tax, on the disposal of $870,911. After recognizing the gain, the Company had net loss for the first nine months of fiscal year 2004 of $1,220,155 compared to a loss of $3,131,273 for the same period last year.

On a per share basis, fully diluted, the Company experienced loss per share of $.04 for the nine months ended February 29, 2004 as compared to a loss per share of $0.15 for the nine months ended February 29, 2003.

(Three month comparison)

Salaries and consulting expenses for the quarter ended February 29, 2004 were $540,668 compared to $576,726 for the quarter ended February 28, 2003. Currently there are eight contracted employees as opposed to twelve last year. Management expects salaries and consulting expenses to be approximately $541,000 per quarter throughout fiscal year 2004.

Administrative expenses for the quarter ended February 29, 2004 were $47,644 as compared to $838,951 for the same period last year. Last year's figure includes $675,000 paid to consultants by issuing 1,500,000 shares of stock.

After deducting administrative expenses, the Company recognized a loss from its continuing operations of $588,312 for the quarter ended February 29, 2004 as compared to a loss of $1,415,677 for the same period last year.

During the three months ended February 29, 2004, the Company recognized a loss of $13,773 from converting its bank account in Dublin Ireland from Eurodollars to U.S. dollars.

The Company recognized interest income of $84,312 during the third quarter of fiscal year 2004 from its investments in short term bank instruments.

Interest expense for the quarter ended February 29, 2004 was $666,658 as compared to $151,407 for the same period last year. During the second quarter of fiscal year 2004, the Company received a line of credit from Diamond Ridge Advisors, a shareholder. The line of credit is used for construction of Biosphere Processing Systems. The line is unsecured and carries interest of 6.5% .. The interest due on the line will be paid to the lender upon the installation of the corresponding Biosphere Processing System.. After adding other income and expenses, the Company experienced a loss from its continuing operations before income taxes and discontinued operations of $1,184,431 for the quarter ended February 29, 2004 as compared to a loss of $1,440,463 for the same period last year.

On a per share basis, fully diluted, the Company experienced loss per share of $.08 for the three months ended February 29, 2004 as compared to a loss per share of $.07 for the three months ended February 28, 2003.


II.  Discussion of Financial Condition: Liquidity and Capital Resources

At February 29, 2004, the Company had working capital of $23,376,624 as compared to a deficit of $902,263 at the end of fiscal year 2003. Cash and short term investments on hand was $23,507,096.

The increase in cash and working capital is mainly the result of the issuance of 6,559,914 shares of common stock for $9,839,871 and the availability of funding from the notes payable entered into in February 2004. The line of credit is used for the construction of biosphere units and will be paid from the proceeds of their sale. In addition, the Company received $3,500,000 from the Kuwait receivable classified as non current on the balance sheet. These events served to increase cash by approximately $23 million since the end of fiscal year 2003.

Total assets at February 29, 2004 were $36,868,384 as compared to $16,868,261 at May 31, 2003.

Stockholders' equity increased to $10,894,373 at February 29, 2004 from $2,261,652 at May 31, 2003. In December 2003, the Company issued 200,000 warrants exercisable at $1.65 per share expiring in 2008, valued at $13,005. In August 2003, the Company issued 6,559,914 shares of common stock for proceeds of $9,839,871. Finally, net loss for the nine months ended February 29, 2004 was $1,220,155.

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

Selected Financial Data

                                                29-Feb-04         28-Feb-03

Cash and Cash Items                              $23,507,096        $1,005,100
Marketable Securities                                     $0                $0
Notes and Accounts Receivable                             $0                $0
Allowances for Doubtful Accounts                          $0                $0
Inventory                                                 $0                $0
Other Current Assets                                      $0                $0
Total Current Assets                             $23,507,096       $24,985,100
Property, Plant & Equipment                       $2,461,288        $2,470,603
Accumulated Depreciation                             $26,497           $17,182
Total Assets                                     $36,868,384       $42,363,481
Total Current Liabilities                           $130,472        $8,056,480
Bonds, Mortgages & Debt
  Net of Current Portion                         $15,136,990        $5,232,005
Preferred Stock                                       $1,854       $18,657,090
Common Stock                                         $63,680           $42,684
Other Shareholders' Equity                       $25,632,452        $5,174,679
Total Liabilities &
 Shareholders' Equity                            $36,868,384       $42,363,481

Sales of Tangible Products                                $0                $0
Cost of Tangible Goods Sold                               $0                $0
Total Administrative Expenses                     $1,513,848        $2,910,777
Other Income and Expenses                                 $0                $0
Interest Expense                                    $106,788          $346,600
Income Tax Expense                                        $0                $0
Gain (Loss) from Continuing Operations           ($2,091,066)      ($3,130,756)
Loss from Discontinued Operations                   $870,911            ($517)
Net Income (Loss)                                ($1,220,155)      ($3,131,273)
Income (Loss) Per Share-Basic                         ($0.04)           ($0.15)
Income (Loss) Per Share-Diluted                       ($0.04)           ($0.15)

ITEM 3. CONTROLS AND PROCEDURES

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



                                     PART II


ITEM 1. LEGAL PROCEEDINGS.

In fiscal year 2001, the Company cancelled 750,000 shares of common stock for non-performance on the delivery of services. The transfer agent has entered an interpleader action in the U.S. District Court of New York to determine the ownership of the shares. The Company is vigorously contending the action and is confident of successfully defending its cancellation of the shares. Management believes that the eventual disposition of these lawsuits will not have a material impact on the financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ending Feburary 29, 2004, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

None.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
----------     -----------

10.1      *    Agreement and Plan of Reorganization between Health-Pak, Inc. and
               Life Energy Technology Holdings, LTD.  Dated November 3, 2000.

31.1      *    Section 302 Certification by the CEO

31.2      *    Section 302 Certification by the CFO

32.1      *    CEO Certification Pursuant to the Sarbanes-Oxley Act

32.2      *    CFO Certification Pursuant to the Sarbanes-Oxley Act
---------------------------
* Filed herewith

     (b) Reports Filed on Form 8-K:

     1.   Agreement with Global FranTech Group, filed January 22, 2003.
     2.   Agreement with Abia Holdings S.A., filed June 9, 2003.
     3.   Letter of Intent with State of Abia, Nigeria, filed July 1, 2003.
     4. Plan of re-organization for subsidiary Health-Pak, filed July 24, 2003.
     5.   Agreement with State of Louisiana, filed August 7, 2003.
     6.   Agreement with Diamond Ridge Advisors, Inc., filed August 7, 2003.
     7.   Change in Certifying Accountant, filed August 7, 2003.
     8. Purchase acquisition with Green Energy Management, L.L.C., filed October 15, 2003.
     9.   Acceptance of Resignation of Directors filed February 6, 2004
     10.  Return of Shares to Treasury filed February 10, 2004
     11.  Agreement Diamond Ridge Filed March 16, 2004




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    LIFE ENERGY & TECHNOLOGY HOLDINGS, INC,
                      -------------------------------------
                                  (Registrant)


Date: April 22, 2004

BY: /s/ Dr. Christopher McCormack
--------------------------------------------------------
Dr. Christopher McCormack
President and Chief Executive Officer