Form 10KSB
period 2004-05-31
GLOBAL ENVIRONMENTAL ENERGY COPORATION
filed 2004-10-13
CIK 840823

Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file No. 33-24483NY

                        Global Environmental Energy Corp.
                ------------------------------------------------
             (Exact name of registrant as specified by its charter)


       Bahamas                       33-24483-NY                  n/a
------------------------       ----------------------     ----------------------
(State or other jurisdic-      (Commission File  Number)  (IRS Employer
tion of incorporation)                                    Identification Number)


                                Magna Carta Court
                                Parliament Street
                                  PO Box N-918
                                 Nassau, Bahamas
                ------------------------------------------------
                                Business Address

           4640 South Carrollton Ave Suite 2A-6 New Orleans, La 70199
                ------------------------------------------------
                           Principal Place of Business


                                 1-877-723-6315
                ------------------------------------------------
                          Registrant's Telephone Number


                     Life Energy & Technology Holdings, Inc
                 7537 Leesburg Pike #200 Falls Church, VA 22043
                ------------------------------------------------
           Former Name or Former Address If Changed Since Last Report


Securities registered pursuant to section 12  (b) of the Act:

Title of each class                               Name of exchange on which
                                                        registered
--------------------------                      --------------------------------
        NONE                                                NONE

Securities registered pursuant to section 12 (g) of the Act:

                               Title of each class
                ------------------------------------------------
                                  Common Stock

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934, during the preceding 12 months ( or for such period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]



     Indicate by check mark if disclosure for delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained to the best of the Registrant's knowledge, in a Proxy or Information Statement incorporated by reference in Part III of this Form 10-KSB, of any Amendment to this Form 10-K [X]

     The aggregate market value of the shares of common stock held by non-affiliates of the Registrant. Based on the closing price of $.55 per share at October 11, 2004 is approximately $9,463,258.20


     The number of shares outstanding of each of the registrant's classes of Common Stock, as of May 31, 2004 is 26,021,891 shares, of Common Stock $.002 par value and 1,608,000 shares of Preferred Stock $10 stated value

FORM 10-K


                        Global Environmental Energy Corp.
                (Formerly LIFE ENERGY & TECHNOLOGY HOLDINGS INC.)
                                  May 31, 2004


TABLE OF CONTENTS

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

Item 12. Certain Relationships and Related Transactions.......................51

  PART IV.................................................................... 52

Item 13. Exhibits, Financial Statement Schedules And Reports On Form 8-K......52

Item 14. Controls and Procedures..............................................52

FORM 10-K

                        Global Environmental Energy Corp.
                                  May 31, 2004

                                     PART I

Item 1.  Description of Business

Background

In August of Life Energy & Technology Holdings, Inc ("LETH" or "LIFE") changed its name to Global Environmental Energy Corp (the "Company" or "GLOBAL") immediately thereafter the Company changed its domicile from Delaware to the Commonwealth of the Bahamas. LIFE was initially organized in Ireland in November 2000. On December 4th 2000, LIFE merged with Health Pak Inc., ("Health-Pak DE") a Delaware corporation formed in December 1987.That transaction was accounted for as a reverse acquisition with LIFE deemed to be the accounting acquirer. The former business operations of the Health-Pak DE., were conducted through its wholly owned subsidiary, Health-Pak New York, were discontinued by a formal plan for disposal adopted upon the merger of the Company in November 2000. In November 2003, Health-Pak New York was liquidated under Chapter 7 bankruptcy provisions. The Company has recorded a gain in fiscal 2004 from the disposal of Health-Pak New York of USD$870,911 in discontinued operations in the statement of operations.

The Company's goal is to become a fully integrated Energy Company whose interests include traditional oil and gas exploration and production with alternative energy sources, environmental infrastructure and electrical micro-power generation. The Company has been best known for its Biosphere Process(TM)1 System, which promotes the use of sustainable and renewable energy sources. The Biosphere Process(TM) System is a central part of the Companies Eco Technology(TM) system, and can safely and efficiently processes traditional and non-traditional waste materials into electricity and other beneficial by-products. The Company completed the development of the Biosphere Process(TM) System in mid-year 2000. The Biosphere Process(TM) System, a mobile, modular, micro-power plant which consumes and recycles up to 97% of traditional waste materials such as; municipal solid waste, agricultural and forestry wastes, industrial or medical wastes, animal wastes, and/or traditional fossil fuels (coal, oil, gas, peat) or oil industry wastes while producing renewable electricity.



---------
1 Biosphere Process(TM) & Biosphere(TM) are copyright trademarks of the Life Energy Partnership 1995.

Development of Global - Background

The Company's goal is to become a fully integrated Energy Company whose interests include traditional oil and gas exploration and production with alternative energy sources, environmental infrastructure and electrical micro-power generation. To date the Company has been best known for our Biosphere Process(TM) System with which we promote the use of sustainable and renewable energy sources.

The Company's core business is the development and commercialization of environmentally sustainable technologies across a complementary range of disciplines, which at present include the placement of Biosphere System(TM) both in the United States and overseas. The Company during the last six months has expanded its goals to include operations in the fields of oil, gas, natural resources and related commodities, power generation, and advanced computer and construction technologies.

The Company determined it was in the best interest of the company to contract manufacture of the Biosphere Process(TM) System to third parties. This enabled the Company to demonstrate to prospective users of the Biosphere Process(TM) System its ability to meet future contract demands. The Company entered into manufacturing alliances with parties in the Louisiana. .

The Business and Operating Plan of GLOBAL

General.

GLOBAL is interested in developing three business segments. These segments are;

(a)  the manufacture and sale or joint venture of Biosphere Process(TM)Systems;
(b) the development and sale of oil and gas reserves, natural resources, and other energy related commodity products;
(c)  the development of state-of-the-art technology and technological products.

Biosphere Process(TM) Systems currently is the only segment that has produced revenue; however the Company began to have revenue recognition from its energy related product segment through its investment in Life Energy and Natural Resources Inc. (LENR) in fiscal 2003.

These segments are more particularly described as follows:

I.   Biosphere Systems(TM)

 - General Background

GLOBAL is the developer of the Biosphere Process(TM) System. The Biosphere Process(TM) System provides for the conversion of waste materials (which includes municipal solid waste, agricultural or forestry surpluses or wastes, industrial or medical waste materials or traditional fossil fuels) in a process that includes, initially, the automatic separation of metals and plastics, the formation of organic compost and the heating of the organic residue left from the separation process to very high temperatures in a separate chamber, which is deprived of oxygen. The heating of the organic waste in this manner (i.e. in an oxygen deprived environment) prevents combustion, smoke and odor, and transforms the waste into steam and other gasses, which then run a turbine to produce electricity. The remaining solid waste then becomes a pulverized powder, which can be sold as a by-product for use in the building industry.

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

     Putrescible materials usually comprise around 20% by volume are rapidly composted and recycled into high nutrient value soil additives and fertilizers using a proprietary vertical accelerated composter. Ongoing developments at the Romanov-Reynolds Research Institute are directed towards increasing yet the percentage of putrescible materials recovered and recycled through composting. Furthermore, GLOBAL's Russian plant nutritionalists continually work in target export markets to design compost to meet local market requirements. MSW derived compost has proven to be an excellent adjuvant for the remediation of semi-arid areas in North Africa and the Middle East, where the electrical power and steam generated from the operation of the Biosphere Process(TM) Systems may be used to power the local electrical grid.

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

     GLOBAL has always been conscious that worldwide, most recycling businesses fail due to insecurity in the recoverable markets. Therefore, management has elected to concentrate only on the readily extractable front-end products discussed above with the balance of the waste stream utilized solely for the production of electricity. Consequently, management believes that secure markets exist for the recycled products from the Biosphere Separator. For example, compost can be manufactured to any specification and finds a ready market in any economy as a soil conditioner or fertilizer. Metals, glass, aggregates, concrete products & sand are also valuable and readily marketable side benefits from the operation of the Biosphere Process(TM).

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

-------------
2 Biosphere Separator(TM) is a copyright trademark of the Life Energy Partnership 1995 and by the Company
3 Biosphere Densifier(TM) is a copyright trademark of the Life Energy Partnership 1995 and by the Company
4 Biosphere Flakes(TM) is a copyright trademark of the Life Energy Partnership 1995 and by the Company
5 Biosphere Venturi(TM) is a copyright trademark of the Life Energy Partnership 1995 and by the Company



 - Economic Need For The Biosphere Process(TM)

Every man, woman and child, the population of the developed world, produces up to one-half ton of MSW per annum; the vast majority of which is, at present, simply land filled and allowed to decay. Not only is such a practice outdated, having changed little in hundreds of years, but also it is costly and wasteful of what have for some time been recognized as finite natural resources. The Biosphere Process(TM) developed by GLOBAL is a new development that allows for up to 100% recycling of the resource that MSW represents.

The Biosphere Process(TM) in addition to consuming MSW as a feedstock is an "omnivorous" micro power generation system. The Biosphere Process(TM) will operate and generate electricity using MSW, traditional fossil fuels, agricultural wastes or surpluses, forestry wastes or surpluses, industrial waste streams, cellulose or hemicelluloses biomass waste streams, lignin, or any manner of waste material.

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

GLOBAL believes that this new millennium will see the expansion of new industries based on the exploitation of the indigenous raw material source that not only MSW but all manner of waste materials and agricultural and forestry wastes and surpluses represent. In all identified markets GLOBAL offers a viable alternative to the consumption of traditional fossil fuels for micro power generation.

The Biosphere Process(TM) System can also be fueled by traditional fossil fuels, oil, and natural gas. This factor is important since, as mentioned earlier, GLOBAL is a partner in a joint venture that holds extensive rights to develop oil and gas leases in Africa where a large number of Biosphere Process(TM) Systems might, subject to contract, be expected to be sold in the future The natural gas produced by these fields is presently not a marketable commodity due to the high level of impurities contained therein. Given the extremely high temperatures generated by the Biosphere Process(TM) System in converting waste materials, these levels of impurities are insignificant and, in fact, are actually useful in increasing the overall caloric output from burning this gas in the Biosphere Process(TM) System. This could conceivably permit the gas produced by these fields to be converted into useful, and highly sought after, electricity to serve these African communities, rather than being simply flared as had been its traditional method of disposal at the well head site contributing to local pollution.

- Manufacture

The Company has entered into Manufacturing Alliance Agreement with two manufacturing companies located in Louisiana. These Manufacturing Alliance Agreement provides for engineering, fabrication, site selection, deployment and full service and maintenance of Life Energy's Biosphere Process(TM) Systems. The manufacturer will supply Biosphere Process(TM) System component sections consisting of the electrostatic precipitator, electrical generators, gas or steam turbines and optional water desalinization systems. These agreements will provide for turnkey manufacturing, installation and maintenance for the Biosphere Process(TM) Systems.

- Marketing Plan

At present, management relies upon agreements with independent sales agents to secure contracts for its Biosphere Process(TM) Systems. To date, as mentioned above, such efforts have resulted in commitments to purchase and or lease Biosphere Process(TM) Systems from:

     1). Global FranTech Group to purchase 5 Biosphere Process(TM) System with the option to purchase and additional 595 Biosphere Process(TM) Systems. This project is still on hold until such time as financing guarantees are received from the buyer.

     2). SLOK, a Nigerian Company, has made application for financing to the Overseas Private Investment Corp, to purchase 2 Biosphere Process(TM) Systems, for the Abia State in Nigeria and has contracted for an additional 8 Biosphere Process(TM) Systems. The company now that it has received funding from Diamond Ridge will be in a position to offer financing to SLOK based on terms and conditions acceptable to the lender.

     3). Kuwait Holdings, SA to purchased 50 Biosphere Process(TM) Systems, twenty-six of which have been delivered. The Company assigned this sale/lease to its manufacturing vendor, Alia Holdings in fiscal 2003. The Company received $7,000,000 dollars in the last twelve months as part of this agreement.

     4). Green Energy Management has committed to purchase up to 1,000 Biosphere Process(TM) Systems during the next five years and to purchase one Biosphere Process(TM) System immediately. The first of these systems will be delivered in Q1 2004/5.

     5). The Company has presented a proposal to the Government of Libya for the installation of Biosphere systems using, both traditional fuel sources and non-traditional fuel sources for micro power generation.

     6). The Company has presented a proposal to the Government of Algeria for the installation of Biosphere systems using, both traditional fuel sources and non-traditional fuel sources for micro power generation.

     7). The Company has signed contracts with Procurer Financial Consulting SA for the purchase of 2 systems for installation in South Africa.

     8). In addition the company has received letters of intent to purchase Biosphere Process(TM) System's from:

     a) The City of Rubizhnek, Lugansk Russia, for one Biosphere Process(TM)System,
     b). The City of Temirittan of Kazakhstan for three Biosphere Process(TM)Systems.,
     c)   The City of Omsk, Russia, for three Biosphere Process(TM)Systems,
     d). The City of Nikopol, Dnepropetrovsk, Russia, for five Biosphere Process(TM)Systems,
     e).  The City of Komsomolsk, Russia, for one Biosphere Process(TM)System,
     f). The City of Odessa, Odessa Region, Ukraine, Russia, five Biosphere Process(TM)System.

II. Oil and Gas Development and Other Energy Related Commodities.

In fiscal 2001, the Company acquired a 40% interest in Life Energy Natural Resources, Inc. ("LENR"). The purpose of LENR is to acquire and commercially develop oil and gas properties, as well as other related commodities, initially in Africa and the Middle East.

Management believes that by acquiring the interest in LENR, which is presently managed by its Swiss joint venture partner, Global will be able to effectively enter into this area with a minimum of expense and without the need for additional personnel. Several concession areas are currently under negotiation by LENR as the direct result of the business contacts of this Swiss partner. In addition, LENR is presently in the process of acquiring substantial additional quantities of similar energy-related commodities with plans now being formulated for the commercialization of this product. At present Global is a passive investor in the joint venture, with all operations and administrative functions being undertaken by its joint venture partner.

III. Development of New Technologies and Products.

The development of new technologies and products is financed solely by the Company's president and the developer of the Biosphere Process(TM) System, Dr. Christopher McCormack. The Company has made no direct expenditures in this area through the date of this report; however the future rights to the products developed are intended to accrue to the Company, which has been granted the option to purchase same. Managed by Dr. Christopher McCormack and Professor Valeri Romanov, this research and development area is active in electronics, environmental sciences, computer software and hardware development, molecular dynamics and telecommunications. Several significant developments are now the subject of patent applications, license discussions, and manufacturing programs. In addition to the Biosphere Process(TM) System the principal technologies developed by the Company as of the date hereof are as follows:

Facilities and Proposed New Facilities.

Subsequent to the disposal of Health-Pak New York, the Company has moved it Corporate office to Suite 200, 7637 Leesburg Pike, Falls Church VA 22043, but maintained it principal place of business 4640 South Carrollton Ave Suite 2A-6 New Orleans, La 70199. In August 2004 the Company chose to change its situs of incorporation from Delaware to Nassau in the Commonwealth of the Bahamas. The Company now operates from its domicile in Nassau in the Commonwealth of the Bahamas.

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

Supplies.

The Company at present purchases from independent subcontractors products that are built to Global's specifications and designs. Management does not believe that there is or will be in the near future a significant shortage or inability to obtain adequate supplies of materials needed to fulfill lease obligations.

Employees.

At present the Company has nine executive officers in the U.S., the Middle East and Africa, fourteen research scientists who work as consultants to the Company and three employees in managerial or supervisory capacities. As the Company implements the planned expansion of its operation, it will require additional employees both skilled and unskilled. The Company believes that the personnel it will require are readily available at reasonable salary rates. No assurance however can be given that it will be able to attract the type and quantity of employees the operation will require. Furthermore even if such personnel are available, no assurance can be given that they can be hired on terms favorable to the Company.

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

Insurance

The Company has applied and been approved for officers and directors' liability insurance of $5,000.000. To date there have been no product liability claims against the Company. The Company's subcontractors maintain their own product liability and all other relevant insurance instruments to the Company's satisfaction.


Item 2.   Description of Properties

See Item I - Description of Business, "Facilities and Proposed New Facilities" for additional information on the Company's facilities.


Item 3. Legal Proceedings

1). In 2004 Michael and Anthony Liberatore, both former officers and directors of the Company, who had previously resigned without citing cause, filed suit against the Company for wrongful dismissal, included in this law suit is Elizabeth Liberatore and Mark Liberatore the wife and son of Anthony Liberatore. The company has filed counter suit against the Liberatore's on this and other issues including the ownership of shares titled to the Liberatores. The Company is confident of a successful defense of these actions.

2). The  Company  canceled  300,000  shares of common  stock  issued to an Irish
Company Agamede Limited for non-performance of services and returned the original certificate to the transfer agent for cancellation. Agamede then presented a fraudulent certificate to the transfer agent. The company filed suite against Agamede in Virginia and Agamede filed suite in New York. The Company is confident that a successful defense of the cancellation of these shares will occur

3). The company lodged 11 unclaimed share certificates with the State of Louisiana with the office of unclaimed property. The company had requested 11 individuals to provide evidence of who they were and the fact they were the rightfully owner's of LETH shares of common stock on at least 7 occasions over a three year period. When the parties failed to comply with the relevant statutes the certificates were placed with the court to allow those individuals to provide verification to the proper authorities and obtain their certificates. Some of those same individuals have joined with Agamede in their suit. The Company is confident of a successful defense of this litigation.

4). The Company has filed suit against Seamus Lagan in Dublin Ireland for theft and fraudulent conversion. Mr. Lagan was the controlling interest behind Agamede at the time that Agamede submitted fraudulent share certs to the Companies transfer agent. 5). In Fiscal year 2002, the Company cancelled 750,000 shares of common stock for non-performance of services. North American Transfer, the transfer agent and the holder of the shares has commenced an interpleader action in the U.S. District Court of New York Eastern District to determine the ownership of the shares. The Company is confident that a successful defense of the cancellation of these shares will occur.

Management believes that the eventual disposition of these issues will not have a material impact on the consolidated financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders.

During fiscal 2004 there were no matters submitted to a vote of shareholders of the Company.

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

Common stock trading history.

                                                       BID
                                                HIGH         LOW

Quarter ended May 31,1999                      $ 0.9375      $0.9063
Quarter ended August 31, 1999                  $ 0.438       $0.438
Quarter ended November, 30 1999                $ 0.24        $0.22
Quarter ended February 28, 2000                $ 0.25        $0.12
Quarter ended May 31, 2000                     $ 0.14        $0.08
Quarter ended August 31, 2000                  $ 0.10        $0.07
Quarter ended November 30, 2000                $ 5.10         $.09
Quarter ended February 28, 2001                $ 3.60        $1.18
Quarter ended May 31, 2001                     $ 2.25         $.66
Quarter ended August 31, 2001                  $ 0.95        $0.88
Quarter ended November 30, 2001                $ 1.03         $.85
Quarter ended February 28, 2002                $ 1.29        $1.08
Quarter ended May 31, 2002                     $ 0.80         $.60
Quarter ended August 30, 2002                  $ 0.63        $0.45
Quarter ended November, 30 2002                $ 0.45        $0.30
Quarter ended February 28, 2003                $ 1.13        $0.95
Quarter ended May 31, 2003                     $ 1.59        $1.49
Quarter ended August 31, 2003                  $ 1.30        $1.12
Quarter ended November 30, 2003                $1.37         $1.20
Quarter ended February 28, 2004                $1.53         $1.45
Quarter ended May 31, 2004                     $1.17         $1.09

On October 11, 2004 the reported high bid price for the Company's common stock was $ .55. The number of record holders of the Company's common stock on May 31, 2004 was 323. There currently are 20 market makers for the Company's securities. The Company has not paid any dividends to date and there are currently no plans to pay any cash dividends in the foreseeable future.. There are no restrictions on the Company's ability to pay dividends.

Item 6. Management's Discussion and Analysis.

Background.

In August of 2004 Life Energy & Technology Holdings, Inc ("LIFE" or "LETH") changed it name to Global Environmental Energy Corp (the "Company" or "GLOBAL") immediately thereafter the Company changed its domicile from Delaware to the Commonwealth of the Bahamas. LIFE was initially organized in Ireland in November 2000. On December 4th 2000, LIFE merged with Health Pak Inc ("Health-Pak DE")., a Delaware corporation formed in December 1987. The merger was effected by LIFE acquiring all of the issued and outstanding shares of Health-Pak DE. in exchange for 5,691, 893 shares of common stock of LIFE. That transaction was accounted for as a reverse acquisition with LIFE deemed to be the accounting acquirer. The former business operations of the Health-Pak DE., conducted through its wholly owned subsidiary, Health-Pak New York, were discontinued by a formal plan for disposal adopted upon the merger of the Company in November 2000. In November 2003, Health-Pak New York was liquidated under Chapter 7 bankruptcy provisions. The Company has recorded a gain in fiscal 2004 from the disposal of Health Pak New York of USD$870,911 in discontinued operations in the statement of operations.

The Company's goal is to become a fully integrated Energy Company whose interests include traditional oil and gas exploration and production with alternative energy sources, environmental infrastructure and electrical micro-power generation. The Company has been best known for its Biosphere Process(TM)7 System, which promotes the use of sustainable and renewable energy sources. The Biosphere Process(TM) System is a central part of the Eco Technology(TM) system, can safely and efficiently processes traditional and non-traditional waste materials into electricity and other beneficial by-products. The Company completed the development of the Biosphere Process(TM) System in mid-year 2000. The Biosphere Process(TM) System, a mobile, modular, micro-power plant which consumes and recycles up to 97% of traditional waste materials such as; municipal solid waste, agricultural and forestry wastes, industrial or medical wastes, animal wastes, and/or traditional fossil fuels (coal, oil, gas, peat) or oil industry wastes while producing renewable electricity.
-----------------
7 Biosphere Process(TM) & Biosphere(TM) are copyright trademarks of the Life Energy Partnership 1995.

In February 2001 the Company took delivery in Ireland of the two Biosphere Process(TM) systems. The two systems were manufactured by Alia Manufacturing of Moscow, Russia at a cost of $9,500,000. In November 2001, the Company entered into a contract to lease the two Biosphere Process(TM)8 Systems to a private company located in Beirut, Lebanon. The lease called for the payment of $2,020,000 per year for twenty-five years. After receiving $1,530,000 of lease payments, the lease was assigned to Alia Manufacturing for $14,400,000. The Company recognized a loss on the assignment of the lease of $8,363,380 in fiscal 2003. During fiscal year 2004, the Company received $7,000,000 on the balance of the receivable.

No sales occurred in fiscal year 2004.

Currently there are two biosphere units under construction that are part of a sale for 10 machines to be delivered within the coming fiscal year Green Energy Management Inc. (GEM), a company based in Louisiana. Under the terms of the sales agreement, each machine will be sold for $7.5 million. The cost to manufacture each machine, as per the Company's manufacturing agreement is approximately $6.5 million. Both the sale and manufacture of the machines will be financed by Diamond Ridge Advisors, Inc., a shareholder of the Company, at an interest cost of 6.50% to the point of sale.

Currently, the Company has deposited $27,450,000 with its manufacturing vendor for the construction of 4 machines and a one quarter deposit on a fifth machine. The Company has received $10, 160,129 for the sale of one machine and a 35% deposit on a second machine on the sale which has been recorded as deferred sales in the balance sheet at May 31, 2004. Sales revenues will be recognized upon the delivery of the machines.

As part of the sales agreement, the Company has purchased a 41% interest in GEM. The Company will recognize the income from this investment as the machines are placed into use.

In September 2004, the Company received notification Diamond Ridge of the availability of $2.08 billion in funding through a line of credit provided by the financing company, which is also a shareholder of the Company, noted above. Such note payable calls for the lender to have the right of first refusal of the financing of future biosphere units constructed.

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

General Statement: Factors That May Affect Future Results.

With the exception of historical information, the matters discussed herein contain forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates," "expects," "believes," "plans," "could," and similar words and phrases. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include but are not limited to the following:

     *    Inability of the company to secure additional financing;
     * Unexpected economic changes in the former Soviet Uniton, the Middle East, Africa, and the United States
     * The imposition of new restrictions or regulations by government agencies that affect the Company's waste disposal process.

To the extent possible, the following discussion will highlight the activities solely of the Company's efforts in developing and marketing the Biosphere Process(TM) systems for the years ended May 31, 2004 and May 31, 2003.

I.   Results of Operations.

Salaries and consulting expenses for the year ended May 31, 2004 were $8,657,467 as compared to $2,331,519 for the year ended May 31, 2003. In fiscal 2004, the Company awarded its employees bonuses and awards of $5,415,300. Currently there are nine contracted employees located in the United Kingdom and North Africa. The Company has yet to pay employees cash on their contracts since the merger through May 31, 2004.

Consulting fees for fiscal 2003 contain a charge to earnings of $7,395,657 for issuance of 5,437,762 shares of common stock and 750,000 warrants to consultants for services rendered.

The detail of administrative expenses for the years ended May 31, 2004 and May 31, 2003 is as follows: The detail of administrative expenses for the years ended May 31, 2004 and May 31, 2003 is as follows.

                                              31-May-04        31-May-03

     Depreciation office equipment                $11,596             $9,290
     Research & development                        56,168                  0
     Professional fees                            336,712            163,100
     Telephone                                     26,482                  0
     Taxes and licenses                            30,221                  0
     Office supplies and administration           309,477              8,090
     Office rent                                    4,400                  0
     Travel costs                                 205,054             45,455
                                            --------------    ---------------
                     Total                       $980,110           $225,935
                                            ==============    ===============

Professional fees contain a one time fee of approximately $145,000 for the internal audit of the Company's former subsidiary, Health-Pak Inc.

Licensing costs represent the fees paid to a consulting firm to acquire permits and comply with the regulations to construct the first biosphere unit in the state of Louisiana.

Research and development costs represents amounts paid to an engineering firm for feasibility studies associated with the construction of the machines for sale to GEM.

Office administration costs include $252,182 reimbursements owed to a consultant of the Company, who is also a shareholder, associated with the shareholder's efforts in facilitating the GEM sale.

After deducting administrative expenses, the Company recognized a loss from its continuing operations of $9,699,490 for the year ended May 31, 2004 compared to a loss of $18,956,315 for the same period last year.

The Company recognized a gain of $126,422 from its investment in Life Energy Natural Resources Inc. (LENR) a joint venture with a Swiss corporate partner, of which the Company owns a 40% equity interest. LENR is an agent for the sale of LENR Portland Plus(TM), a specialized aggregate used and an additive to strengthen concrete used in the United Kingdom.

The Company recognized interest income of $219,417 during fiscal year 2004 from its investments in. In fiscal year 2004, the Company received cash proceeds of 9,839,871 from the issuance of 6,559,914 shares to Diamond Ridge and the acquisition of a credit line from Diamond for $10,160,829. The Company deposited these funds into short term certificate of deposits. Towards the end of fiscal year 2004, these funds were forwarded to the Company's manufacturing vendor as a deposit for the construction of 4.25 machines.

Interest expense for the year ended May 31, 2004 was $1,093,578 as compared to $491,407 for the same period last year. During the second quarter of fiscal year 2004, the Company received a line of credit from Diamond Ridge Advisors of $10,160,829. The line of credit is being used to finance construction of the first biosphere unit to be used in the United States. The line is unsecured and carries interest of 6.5%. The interest due on the line will be paid to the lender upon the installation of the corresponding biosphere unit.

After adding other income and expenses, the Company experienced a loss from its continuing operations before income taxes and discontinued operations of $10,458,801 for the year ended May 31, 2004 as compared to a loss of $19,410,927 for the same period last year.

During the second quarter of fiscal year 2004, the company disposed its subsidiary, Health Pak Inc. The subsidiary was forced into Chapter 7 bankruptcy liquidation by the bankruptcy court in November 2003. The Company has recognized a book gain in fiscal year 2004, net of tax, on the disposal of $870,911.

The Company recognized a net loss for fiscal 2004 of $9,587,890 as compared to a loss of $19,597,553 for fiscal year 2003.

On a per share basis, fully diluted, the Company experienced loss per share of $0.32 for fiscal 2004 as compared to a loss per share of $0.94 for fiscal 2003.


II.  Discussion of Financial Condition: Liquidity and Capital Resources

At February 29, 2004, the Company had working capital deficit of $1,678,825 as compared to a deficit of $877,411 at the end of fiscal year 2003. The increase in the deficit was mainly due the reimbursement payable to a shareholder acting as a consulting for the Company in the GEM sale.

During fiscal year 2004, the Company raised cash proceeds of $9,839,871 by issuing 6,559,914 shares of common stock to Diamond Ridge Advisors. In addition, the Company received $10,160,829 from Diamond Ridge via a line of credit. The

Company also received an advance from its president of $57,000. Also during fiscal year 2004, the Company received cash of $3,500,000 from Alia Manufacturing due on the Kuwat lease assignment of 2003. The proceeds of cash were mainly used in fiscal year 2004 to deposit $23,950,000 with its manufacturing vendor to construct 4.25 machines towards the GEM sales agreement.

Total assets at May 31, 2004 were $35,674,704 as compared to $16,870,761 at May 31, 2003.

Stockholders' equity decreased $1,954,449 to $534,554 during fiscal 2004. In August 2003, the Company issued 6,559,914 shares of common stock for proceeds of $9,839,871.In December 2003 the Company issued 200,000 warrants to a consultant exercisable at $1.65 per share expiring in 2008, valued at $13,005. In May 2004, preferred shareholders returned 13,120 shares of preferred stock to the Company for land previously sold to the Company by the preferred shareholders valued at $2,459,890. Finally, net loss the year ended May 31, 2004 was $9,347,435.

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

Item 7. Financial Statements.

The following Selected Financial Information relates solely to the Company's current business operations. This information is qualified in its entirety by the detailed financial statements included herein starting on page F-1.


                                                 31-May-04           31-May-03

Cash and Cash Items                                  $103                   $0
Marketable Securities                                  $0                   $0
Notes and Accounts Receivable                          $0                   $0
Allowances for Doubtful Accounts                       $0                   $0
Inventory                                              $0                   $0
Other Current Assets                                   $0                   $0
Total Current Assets                                 $103                   $0
Property, Plant & Equipment                       $18,501           $2,468,261
Accumulated Depreciation                          $31,120              $19,524
Total Assets                                  $35,674,704          $16,870,761
Total Current Liabilities                      $1,758,928             $877,411
Bonds, Mortgages & Debt
  Net of Current Portion                       $7,764,125           $6,903,650
Preferred Stock                                $1,447,200           $3,907,090
Common Stock                                      $63,680              $50,560
Other Shareholders' Equity                    $21,727,216          $11,887,460
Total Liabilities &
 Shareholders' Equity                         $35,674,704          $16,870,761

Sales of Tangible Products                             $0                   $0
Cost of Tangible Goods Sold                                                 $0
Total Administrative Expenses                  $9,699,490          $18,956,315
Other Income and Expenses                              $0                   $0
Interest Expense                               $1,093,578             $491,407
Income Tax Expense                                     $0                   $0
Gain (Loss) from Continuing Operations      ($10,458,801)        ($19,410,927)
Loss from Discontinued Operations                $870,911           ($186,606)
Net Income (Loss)                            ($9,587,890)        ($19,597,533)
Income (Loss) Per Share-Basic                     ($0.32)              ($0.94)
Income (Loss) Per Share-Diluted                   ($0.32)              ($0.94)

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

(a) and (b) Identification of directors and executive officers.

The following identification of officers and directors, including biographies, set forth the present officers and directors:

       Name                     Age     Position
----------------------------    ---     --------------------------------
Dr. Albert Reynolds              72     Chairman of the Board
Dr. Christopher A. McCormack     41     President, Chief Executive Officer and
                                        Director
Salim Ghafari                    44     Vice President, Chief Financial Officer,
                                        Company Secretary and, Director

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

Dr. Christopher A. McCormack, President, Chief Executive Officer and Director

Dr. Christopher A. McCormack is, in addition to his position with the Company, the Chief Executive Officer of Maxol & CB Biofuels and the inventor of the DiGenter Process(TM)9 for BioEthanol(TM)10 production from biomass. Dr. McCormack also serves as a strategic management consultant and Managing Director of McCormack Consultants.. Dr. McCormack was educated at University College, Dublin, and the National University of Ireland, (B.Sc., 1st Class Hons, 1995, Ph.D., 1997). Dr McCormack is a postdoctoral alumnus of the University of California at Berkeley and holds an N.I.H.C. awarded by the National Institutes of Health, Bethesda MD., and is both a distinguished Fulbright Scholar and a Fogarty Fellow, with elected memberships to both the Physiological Society and the Association for Research in Vision and Ophthalmology. In addition, Dr McCormack has previously been commended by the Nuffield Foundation and the American Physiological Society and is the author of over 100 technical and scientific contributions, including several patents for the production of ethanol as a green fuel alternative from biomass, surpluses and other waste materials. Dr McCormack's business experience stems from a firm commitment to the environment and an overriding conviction to socially responsible company development and management. The DiGenter(TM) process, recognized by the Ford Motor Company as being of global significance (Dublin September 1999), was developed from his interests in extending and preserving finite fossil fuel resources while in addition re-mediating harmful environmental emissions and assisting fossil fuel preservation. A member of the International Road Transport Union since 1996, Dr McCormack served as the first ever Director General of the Irish Road Haulage Association, and was credited with revolutionizing the Irish transport industries public image in Europe. He has previously been involved in and advised a number of environmentally friendly companies promoting alternatives both to landfill and older unsustainable polluting technologies. In addition he has previously advised and provided strategic planning to a number of publicly quoted international oil companies. Dr McCormack is the inventor of and has spearheaded the development of the Biosphere Process(TM) while simultaneously leading the due diligence efforts examining potential competing technologies whilst the Biosphere Process(TM) was under development.

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

------------
9 DiGenter Process is a copyright trademark of McCormack Consultants 1985 and by the Company
10 BioEthanol is a copyright trademark of McCormack Consultants 1985 and by the Company

Technical & Scientific Advisory Committees

The Company's technical & scientific advisory committees include Dr. McCormack (Group Chief Executive), Dr. Valeri Romanov, Mr. Sergi Baldin, Professor Sergey Baranovsyky (Igorevich), Professor Nickolai V. Kholodkov, and Mikhail Seleznev.

2.  Directorships

None, other than listed above.

(f) Other Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act (except as discussed herein with respect to Health-Pak New York), no criminal proceedings and no judgments other than one obtained by legal counsel in the Medical Industries case in New York, or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

Item 10.  Executive Compensation

The following table sets forth information relating to remuneration received by officers and directors as of May 31, 2004, the end of the Company's most recent fiscal year, as well as indicating the compensation agreements for fiscal 2003:


                                  Annual            Long Term Compensation
                               Compensation            Restricted
  Name and Principal                                     Share        All Other
       Position           Year   Salary      Bonus       Awards     Compensation
------------------------- ---- ------------ --------  ------------ -------------
Albert Reynolds TD        2004  $520,931
Dr.Christopher            2004  $520,931    $428,639                   $25,000
McCormack


Salim Ghafari             2002  $138,915                               $12,000
------------------------- ---- ------------ --------  ------------ -------------
(1) The Company has varying compensation arrangements with its executive officers as more particularly described in this Report. Additionally, it should be noted that in certain cases the amount listed above as "salary" includes amounts due to the employee which were not paid but which have been accrued. The reader is referred to the Financial Statements which are a part of this Report for more details regarding the accrual of salaries by the Company.
(2) With respect to key employees, as part of their compensation package the Company granted then certain Warrants to purchase shares of the Company's common stock. These Warrants were all granted in November 2000 when these persons joined the Company and are each exercisable at a price of $0.13 per shares. Each Warrant represents the right to buy one shares of the Company's common stock. Neither the Warrants nor the shares underlying the Warrants have been registered under the Act.

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

Except as herein above described, the Company has no other employment contracts. Further, it has no retirement, pension, and profit sharing, insurance or medical reimbursement plan covering its officers or directors.

Item 11 . Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth at May 31, 2003, the stock ownership of each person known by the Company to be a beneficial owner of five per cent (5%) or more of the Company's Common Stock, individually and as a group. We have to add Diamond Ridge here or there will be problem we need to list as we have them counted and we have done not only a 13-D but an amended 13-D

                                                       Number     Percentage
                               Relationship           of shares       of
 Name and Address               to Company                         class
------------------------     ----------------      ------------  --------------

*Dr. Christopher McCormack   Officer, Director      1,521,052
7637 Leesburg Pike
Falls Church,
Virginia 22043

Albert Reynolds              Officer, Director        735,000
18 Aylesbury Road
Dublin 2, Ireland
pa
Diamond Ridge Advisors, Inc                         6,559,914
Group
--------------------------



                                    PART IV


Item 12.  Certain Relationships And Related Transactions

Compliance with Section 16(a) of the Exchange Act.

The Company is registered pursuant to Section 13 of the Securities Exchange Act of 1934 and, by reason thereof, all officers, directors and 10% or more shareholders of the Company became obligated to file Forms 3, 4 and 5, describing the ownership of securities in the Company and any changes thereto, as they may apply, since that date.

Item 13.    Exhibits, Financial Statement Schedules And Reports On Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
----------  -------------------------------------

31.1 *      Section 302 Certification by Chief Executive Officer.

31.2 *      Section 302 Certification by Chief Financial Officer.

32.1 *      Section 906 Certification by Chief Executive Officer.

32.2 *      Section 906 Certification by Chief Financial Officer.
-------------------
*    Filed herewith


     (b) A report on Form 8-K was  filed on September 22, 2004 reporting the

     A report on Form 8-K was filed on August 31, 2004 reporting a change in rights of Security Holders and amendments to the articles of Incorporation.

     A report on Form 8-K was filed on August 30, 2004 reporting a name change of the Corporation.

     A report on Form 8-K was filed on August 10, 2004 reporting the intent of the Company and the Department of Commerce, Department of Treasury and Foreign Asset Control to assure compliance with any and all U.S. Government regulations concerning Libya.

     A report on Form 8-K was filed on July 27, 2004 reporting the intent of Diamond Ridge Advisors, Inc. to acquire an additional 20% of LETH and have filed an amended SCH13-D.

     A report on Form 8-K was filed on June 24, 2004 reporting that the Company has agreed to take an additional loan from Diamond Ridge Advisors, Inc to be used for the expansion of Life Energy primary business and the formation and funding of a new subsidiary of Life Energy for an oil and gas division for the exploration in Libya and North Africa.

     A report on Form 8-K was filed on June 16, 2004 reporting that the Company after receiving an invitation to meet with the Government of Algeria is now seeking an export license from the United States Department of Commerce for the sale and shipment of systems to the Minister of Environment for Algeria.

     A report on Form 8-K was filed on June 08, 2004 reporting that the Company was in the process of seeking a license from the United States Department of Commerce and U.S. Department of Tresuary for a number of potential projects in Al Jumahiriyah al Arabiyah al Libiyah ash Shabiyah al Ishtirakiyah al Uzma.

     A report on Form 8-K was filed on March 16, 2004 reporting that Life Energy & Technology Holdings, Inc. (the "Company") has executed a Loan Agreement with Diamond Ridge Advisors, Inc., a Delaware corporation ("Diamond").

     A report on Form 8-K was filed on February 6, 2004 reporting the retirement 4,145,942 shares pursuant to the original shares agreement and plan of reorganization section 5.16 according to the reverse merger between Life Energy & Technology Holdings Limited and Health Pak.

     A report on Form 8-K was filed on February 6, 2004 reporting the resignation of Directors.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       Global Environmental Energy Corp.
                                  (Registrant)


Date: October 13, 2004            By:/s/Dr. Christopher McCormack
                                    -----------------------------------
                                    Dr. Christopher McCormack
                                    President & Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: October 13, 2004            By:/s/Dr. Albert Reynolds
                                    -----------------------------------
                                    Dr. Albert Reynolds
                                    Chairman of the Board of Director.

Date: October 13, 2004            By:/s/Dr. Christopher McCormack
                                    -----------------------------------
                                    Dr. Christopher McCormack
                                    President & Chief Executive Officer

Date: October 13, 2004            By:/s/Salim Ghafari
                                    -----------------------------------
                                    Salim Ghafari
                                    Chief Financial Officer and Director.

                                                                            Page

Report of Independent Certified Public Accountants                           F-2

Consolidated Financial Statements

   Consolidated Balance Sheet                                                F-3

   Consolidated Statement of Operations and Comprehensive Loss               F-4

   Consolidated Statement of Changes in Stockholders' Equity                 F-5

   Consolidated Statement of Cash Flows                                      F-6

   Notes to Consolidated Financial Statements                                F-7

                       Global Environmental Energy Corp.
                (f/k/a) Life Energy and Technology Holdings, Inc.
                                  Balance Sheet
                       As of May 31, 2004 and May 31, 2003



ASSETS                                                                             31-May-04          31-May-03
  Current assets:
      Cash and short term investment                                                       $103                 $0
                                                                                ----------------    ---------------
         Total current assets                                                               103                  0

  Other assets:
      Property and equipment-net                                                         16,001          2,468,261
      Account receivable                                                              7,750,000         14,400,000
      Equipment deposit                                                              27,450,000                  0
      Minority investment at cost                                                       456,100                  0
      Trademarks and copyrights                                                           2,500              2,500
                                                                                ----------------    ---------------

        Total assets                                                                $35,674,704        $16,870,761
                                                                                ================    ===============

LIABILITIES & SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable & accrued expense                                                $998,427           $237,070
     Salaries & benefits payable                                                        678,823            590,115
     Bank overdraft                                                                      81,678             50,226
                                                                                ----------------    ---------------
         Total current liabilities                                                    1,758,928            877,411

     Salaries & benefits payable                                                     14,338,611          5,309,852
     Notes payable to shareholders                                                    7,764,125          6,903,650
     Deferred sales                                                                  10,510,129                  0
     Other payable                                                                    1,008,812            430,000
                                                                                ----------------    ---------------
         Total liabilities                                                           35,380,605         13,520,913

     Net liabilities of discontinued operations to be disposed of                             0            860,845

  Shareholders' Equity:
     Series A preferred stock, one share convertible to one share of common; no stated dividend, par value $0.001, 10,000,000
       shares authorized none issued                                                          0                  0
     Series B preferred stock, one share convertible to one share of common; no stated dividend, par value $0.001, 16,000,000 shares authorized, 1,608,000 and 6,853,989 outstanding at
       May 31, 2004 and May 31, 2003                                                  1,447,200          3,907,090
     Common stock, $.002 par value; authorized 100,000,000 shares, issued and outstanding, 31,839,569 at May 31, 2004 and
       25,279,655 at May 31, 2003                                                        63,680             50,560
     Additional paid in capital                                                      21,727,216         11,887,460
     Accumulated deficit                                                           (22,943,997)       (13,356,107)
                                                                                ----------------    ---------------
         Total shareholders' equity                                                     294,099          2,489,003
                                                                                ----------------    ---------------

         Total liabilities & shareholders' equity                                   $35,674,704        $16,870,761
                                                                                ================    ===============



The accompanying notes are an integral part of these consolidated financial statements.

                       Global Environmental Energy Corp.
                (f/k/a) Life Energy and Technology Holdings, Inc.
                             Statement of Operations
                For the Years Ended May 31, 2004 and May 31, 2003


                                                                                   31-May-04           31-May-03
Sales revenues                                                                               $0                   $0

General and administrative expenses:
     Salaries expense                                                                 8,657,467            2,331,519
     Loss on assignment of sales lease                                                        0            8,363,380
     Consulting fees                                                                     61,913            8,035,481
     Administration expenses                                                            980,110              225,935
                                                                                ----------------    -----------------
    Total general and administrative expenses                                         9,699,490           18,956,315
                                                                                ----------------    -----------------
Net loss from continuing operations                                                  (9,699,490)         (18,956,315)

Other income (expense):
    Investment in affiliate                                                             126,422                    0
    Other                                                                               (11,572)              36,795
    Interest income                                                                     219,417                    0
    Interest expense                                                                 (1,093,578)            (491,407)
                                                                                ----------------    -----------------
Net loss before tax provision                                                       (10,458,801)         (19,410,927)

Provision for income taxes                                                                    0                    0
                                                                                ----------------    -----------------
Net loss from continuing operations                                                 (10,458,801)         (19,410,927)

Gain on disposal of discontinued operation (net of tax)                                 870,911             (186,606)
                                                                                ----------------    -----------------
Net loss                                                                            ($9,587,890)        ($19,597,533)
                                                                                ================    =================

Basic net loss per common share
 Loss from continuing operations                                                         ($0.35)              ($0.93)
 Income (loss) from discontinued operations                                               $0.03               ($0.01)
                                                                                ----------------    -----------------
 Loss per share                                                                          ($0.32)              ($0.94)
                                                                                ================    =================

Fully diluted net income (loss) per common share
 Loss from continuing operations                                                         ($0.35)              ($0.93)
 Income (loss) from discontinued operations                                               $0.03               ($0.01)
                                                                                ----------------    -----------------
 Loss per share                                                                          ($0.32)              ($0.94)
                                                                                ================    =================

Weighted average of common shares outstanding:
 Basic                                                                               29,646,940           20,855,037
                                                                                ================    =================
 Fully diluted                                                                       29,646,940           20,855,037
                                                                                ================    =================

The accompanying notes are an integral part of these consolidated financial statements.

                       Global Environmental Energy Corp.
                (f/k/a) Life Energy and Technology Holdings, Inc.
                       Statement of Changes in Cash Flows
                For the Years Ended May 31, 2004 and May 31, 2003


                                                                                   31-May-04            31-May-03
Operating Activities:
  Net loss from continuing operations                                               ($10,458,801)        ($19,410,927)

  Adjustments to reconcile net loss items not
        requiring the use of cash:
     Depreciation                                                                         11,596                9,290
     Loss on assignment of sales lease                                                         0            8,363,380
     Other income and expense                                                             11,572              (9,826)
     Interest expense                                                                  1,087,731              483,658
     Consulting expense                                                                   13,005            7,395,657
Changes in operating assets and liabilities:
     Account receivable                                                                3,500,000            1,020,000
     Equipment deposit                                                               (23,950,000)                   0
     Accounts payable                                                                    761,357            (822,258)
     Salaries payable                                                                  8,953,717            2,180,592
     Bank overdraft                                                                       31,452               23,296
                                                                                -----------------    -----------------
Net cash used by operations                                                          (20,038,371)            (767,138)

Investing activities:
     Purchase office equipment                                                           (19,226)                   0
     Investment in affiliate                                                                   0              303,086
                                                                                -----------------    -----------------
Net cash provided (used) by investing activities                                         (19,226)             303,086

Financing activities:
     Acquisition of credit line                                                       10,160,829                    0
     Issuance of common stock                                                          9,839,871                    0
     Advances from shareholder                                                            57,000              464,052
                                                                                -----------------    -----------------
Net cash provided by financing activities                                             20,057,700              464,052
                                                                                -----------------    -----------------

Net cash increase in cash from continuing operations                                         103                    0

Cash balance at the beginning of the fiscal year                                               0                    0
                                                                                -----------------    -----------------

Cash balance at end of the fiscal year                                                      $103                   $0
                                                                                =================    =================

Supplemental disclosures of cash flow information:
     Interest paid during the period                                                      $5,847               $7,749
     Income taxes paid during the period                                                      $0                   $0


The accompanying notes are an integral part of these consolidated financial statements.

                       Global Environmental Energy Corp.
                (f/k/a) Life Energy and Technology Holdings, Inc.
                  Statement of Changes in Shareholders' Equity
                For the Years Ended May 31, 2004 and May 31, 2003



                                Common        Common     Preferred       Paid in       Accumulated
                                Shares      Par Value      Value         Capital         Deficit         Total
                            --------------- ----------- -------------- -------------  --------------- --------------
Balance at June 1, 2002         19,841,893     $39,684    $18,657,090    $4,502,679       $6,241,426    $29,440,879

Issued shares for
  compensation                   5,437,762      10,876                    6,419,030                       6,429,906

Preferred shares returned
  upon assignment of
  sales lease                                             (14,750,000)                                  (14,750,000)

Warrants issued
  for consulting                                                            965,751                         965,751

Net loss fiscal 2003                                                                     (19,597,533)   (19,597,533)
                            --------------- ----------- -------------- -------------  --------------- --------------

Balance at May 31, 2003         25,279,655      50,560      3,907,090    11,887,460      (13,356,107)     2,489,003

Warrants issued
  for consulting                                                             13,005                          13,005

Preferred shares returned
  for land                                                 (2,459,890)                                   (2,459,890)

Issuance of common stock         6,559,914      13,120                    9,826,751                       9,839,871

Net loss fiscal 2004                                                                      (9,587,890)    (9,587,890)
                            --------------- ----------- -------------- -------------  --------------- --------------

Balance at May 31, 2004         31,839,569     $63,680     $1,447,200   $21,727,216     ($22,943,997)      $294,099
                            =============== =========== ============== =============  =============== ==============



The accompanying notes are an integral part of these consolidated financial statements.

Global Environmental Energy Corp
Notes to the Financial Statements
For the Years Ended May 31, 2004 and May 31, 2003

1.   Nature of Business and Significant Accounting Policies

In August 2004 of Life Energy & Technology Holdings, Inc ("LETH" or ("LIFE") changed it name to Global Environmental Energy Corp (the "Company" or "GLOBAL") immediately thereafter the Company changed its domicile from Delaware to the Commonwealth of the Bahamas. LIFE was initially organized in Ireland in November 2000. On December 4th 2000, LIFE merged with Health-Pak DE, a Delaware corporation formed in December 1987. That transaction was accounted for as a reverse acquisition with LIFE deemed to be the accounting acquirer. The former business operations of the Health-Pak DE., conducted through its wholly owned subsidiary, Health-Pak New York, were discontinued by a formal plan for disposal adopted upon the merger of the Company in November 2000. In November 2003, Health-Pak New York was liquidated under Chapter 7 bankruptcy provisions. The Company has recorded a gain in fiscal 2004 from the disposal of Health Pak of USD$870,911 in discontinued operations in the statement of operations.

The Company's goal is to become a fully integrated Energy Company whose interests include traditional oil and gas exploration and production with alternative energy sources, environmental infrastructure and electrical micro-power generation. The Company has been best known for its Biosphere Process(TM)6 System, which promotes the use of sustainable and renewable energy sources. The Biosphere Process(TM) System is a central part of the Companies Eco Technology(TM) system, and can safely and efficiently processes traditional and non-traditional waste materials into electricity and other beneficial by-products.. The Company completed the development of the Biosphere Process(TM) System in mid-year 2000. The Biosphere Process(TM) System, a mobile, modular, micro-power plant which consumes and recycles up to 97% of traditional waste materials such as; municipal solid waste, agricultural and forestry wastes, industrial or medical wastes, animal wastes, and/or traditional fossil fuels (coal, oil, gas, peat) or oil industry wastes while producing renewable electricity.

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


-------------
6 Biosphere Process(TM) & Biosphere(TM) are copyright trademarks of the Life Energy Partnership 1995.

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

Minority Investments- The Company may purchase non controlling interests in entities that purchase the Biosphere machine. The Company accounts for these investments using the equity method. Accordingly, the investment is recorded at cost and adjusted for the Company's pro rata share of income or losses incurred by the investee for the fiscal year. Funds received from the investment are first applied to the investment balance and then to other income in the statement of operations.

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

Reclassifications- Certain prior year amounts have been reclassified to conform to the 2004 presentation.

Recent accounting pronouncements- In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities"(SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities. Under SFAS 146 companies will recognize a cost associated with an exit or disposal activity when a liability has been incurred. SFAS 146 also introduces discounting the liability associated with the exit or disposal activity for the time between the cost being incurred and when the liability is ultimately settled. Management has concluded that the adoption of SFAS 146 would not have had a material impact on the Company's fiscal 2003 and 2004 financial position or results of operations.

In  October  2002,  the FASB  issued  SFAS No.  147,  "Acquisitions  of  Certain
Financial Institutions"(SFAS 146). The statement provides guidance on the accounting for the acquisition of a financial institution where the excess of the fair value of liabilities assumed over the fair value of tangible and intangible assets acquired represents goodwill. Management has concluded that the adoption of SFAS 147 would not have had a material impact on the Company's fiscal 2003 and 2004 financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure"(SFAS 148). The statement provides alternative methods of transition for a change to a fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123. Management has concluded that the adoption of SFAS 148 would not have had a material impact on the Company's fiscal 2003 and 2004 financial position or results of operations.

2.   Fair Values of Financial Instruments

The carrying amounts of the accounts receivable, accounts payable and accrued expenses, salaries and benefits payable, bank overdrafts, notes payable to shareholders and other payable reported in the balance sheet are estimated by management to approximate fair value.


3.   Net Income (Loss) per Share

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

Net loss per common share for the years has been computed as follows:

                                    31-May-04           31-May-04          31-May-03         31-May-03
                                      Basic           Fully Diluted          Basic         Fully Diluted

Issued and outstanding shares          31,839,569          31,839,569        25,279,655         25,279,655
                                  ================   =================  ================  =================
Weighted average of
 shares outstanding                    29,646,940          29,646,940        20,855,037         20,855,037

Weighted average of
 options outstanding                                                0                                    0

Weighted average of
 convertible preferred
 Outstanding                                                        0                                    0
                                  ----------------   -----------------  ----------------  -----------------
Total equivalent shares                29,646,940          29,646,940        20,855,037         20,855,037
                                  ================   =================  ================  =================
 Net income (loss)                    ($9,347,435)        ($9,347,435)     ($19,410,927)      ($19,410,927)
                                  ================   =================  ================  =================
Loss per share                             ($0.32)             ($0.32)           ($0.93)            ($0.93)
                                  ================   =================  ================  =================



Options to purchase 9,043,750 shares and 8,843,750 shares of common stock at May 31, 2004 and May 31, 2003, respectively were outstanding. Preferred stock convertible into 1,608,000 and 1,853,989 shares of common stock were outstanding at May 31, 2004 and May 31, 2003, respectively. The share equivalents of the options and convertible preferred outstanding were not included in the computation of diluted earnings per share because their effect would have been antidilutive.


4.   Common Stock Options

As part of compensation to employees and consultants, the Company granted common stock options from unissued common stock during fiscal year 2001 and fiscal year 2003. The Company has no formal stock option plan for its employees. The following table summarizes common stock options outstanding form June 1, 2002 to May 31, 2004.

                                                                       Wgtd Avg
                                                       Wgtd Avg        Years to
                                   Amount           Exercise Price     Maturity
                                 --------------    ---------------     --------
Outstanding at June 1, 2002         8,093,750

Issued                                750,000
Expired                                     0
Exercised                                   0
                                 -------------

Outstanding at May 31, 2003         8,843,750

Issued                                200,000
Expired                                     0
Exercised                                   0
                                 -------------

Outstanding at May 31, 2004         9,043,750            $0.16           1.71
                                 =============


During fiscal year 2003, the Company issued 750,000 warrants to a consultant for services rendered. The warrants are exercisable into 750,000 common shares at an exercise price of $0.13 and expire in May 2008. The Company recognized $965,751 in compensation expense in the statement of operations in as a result of warrants issued to a consultant in fiscal year 2003.

During the fiscal year 2004, the Company issued 200,000 warrants exercisable at $1.65 per warrant for 200,000 shares expiring in November 2008. As a result, the Company recorded $13,005 in consulting expense in the statement of operations in fiscal year 2004.

For the purpose of determining compensation expense, the fair value of the options granted to the consultants is measured at the grant date using the Black-Scholes option-pricing model with the following assumptions. The dividend yield is 0%, volatility is 20%, and the risk-free interest rate is 2.00%. The fair values of the options granted generated by the Black-Scholes option pricing model may not be indicative of the future benefit, if any, that may be received by the option holder.


5.   Discontinued Operations

The former business operations of the Company, conducted through its wholly owned subsidiary, Health-Pak, New York., were discontinued by a formal plan for disposal adopted upon the merger of the Company in November 2000. In November 2003, Health-Pak New York. was liquidated under Chapter 7 bankruptcy provisions. The Company has recorded a gain in fiscal 2004 from the disposal of Health Pak of $870,911 in discontinued operations in the statement of operations.


6.   Settlement Receivable

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

The Company received $7,000,000 in fiscal 2004 towards the balance of the receivable.


7.   Property and Equipment

A summary of property and equipment is as follows:

                                 31-May-04          31-May-03

   Land                                    $0         $2,459,890
   Office equipment                   $47,122            $27,895
   Accumulated depreciation          (31,121)           (19,524)
                                --------------      -------------
   Total                              $16,001         $2,468,261
                                ==============      =============


8. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

In May 2003, the Kuwat lease discussed in Note 5 lease was assigned to the Company's manufacturing vendor. As part of the transaction, the vendor agreed to pay the Company $14,400,000. The receipt of this money is contingent upon the delivery of the 48 machines due on the original sales lease and the payment by the buyer of the machines on the 50 machine purchase on the lease in fiscal 2002. The balance of the receivable at May 31, 2004 is $7,750,000.

This exposes the Company to significant credit risk as a result of the possible non-performance by both the manufacturing vendors to deliver the Biosphere Process Systems due and the payment by the buyer on the machines purchased. In the event the receivable resulting from the transaction becomes uncollectible, the financial position of the Company would be materially adversely affected.

The president of the Company and a shareholder support the Company's business activities in a significantly material way. A withdrawal of this support would have a material adverse affect on the financial position of the Company.

9. Income Taxes

Provision for income taxes is comprised of the following:

                                                   31-May-04      31-May-03

Net income (loss)
  before provision for income taxes             ($10,458,801)  ($19,805,153)
                                                =============  =============

Current tax expense:
  Federal                                                 $0             $0
  State                                                    0              0
                                                -------------  -------------
  Total                                                   $0             $0

Less deferred tax benefit:
  Timing difference                                8,792,191     (4,573,529)
  Allowance for recoverability                    (8,792,191)     4,573,529
                                                -------------  -------------
Provision for income taxes                                $0             $0
                                                =============  =============

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:


Statutory U.S. federal rate                                  34%           34%
Statutory state and local income tax                         10%           10%
Timing differences                                          -44%          -44%
                                                     ------------  ------------
Effective rate                                                0%            0%
                                                     ============  ============


Deferred income taxes are comprised of the following:

  Timing differences                                 (8,792,191)     4,573,529
  Allowance for recoverability                         8,792,191   (4,573,529)
                                                     ------------  ------------
Deferred tax benefit                                          $0            $0
                                                     ============  ============

The deferred tax benefit arising from the loss carry forward expires in fiscal years 2020 to 2024 and may not be recoverable through acquisition of the Company under current IRS statutes.

10.  Related Party Transactions

During the fiscal year 2004, a shareholder lent the Company $10,160,129 at 6.50% in order to provide financing for the construction of Biosphere machines. The Company recorded interest expense to Diamond Ride Advisors of $439,669 in fiscal year 2004

During the fiscal year 2004, the Company entered into a sales agreement to sell one biosphere machine and received a 35% deposit on a second machine from a company that is 41% owned by the Company. The Company has recognized $10,510,129 in deferred sales as a result of the transaction.

During the fiscal year 2004, a shareholder paid for services on behalf of the Company. The Company has recorded a payable to the shareholder of $1,008,812 in the balance sheet at May 31, 2004 and $430,000 at May 31, 2003. The advances are payable in December 2006 at no stated interest. As a result of the transaction, the Company has imputed interest at the Company's cost of capital and recorded an expense of $32,500 in the statement of operations.


11.  Common Stock Transactions

During fiscal year 2003, the Company issued 5,437,762 to consultants for services rendered. The Company recorded $6,429,906 in consulting expense in the statement of operation as a result of the issuance.

During fiscal year 2004, the Company issued 6,559,914 shares of common stock and received proceeds of $9,839,871.

On February 9, 2004 the Board of Life Energy agreed to the following:

1 Dr. McCormack converted USD$272,263 of his debt into 2,094,000 shares of LETH common stock.
2 Dr. McCormack converted an additional $197,737 of debt into 1,521,052 in LETH common stock.

3 Dr. McCormack then returned for cancellation 2,829,333 LETH common shares included in this was the original 750,000 shares issued to McCormack. This action was taken after due discussion and based upon conflicting advise from former SEC counsel to the Company, which would have damaged the original investors in the Life Energy Partnership and subjected the company to potential litigation from the investors. The President of the Company took personal responsibility for the issue and potential threat of litigation by the Irish partners and decided to take the financial loss himself rather than open the company to any potential litigation and has obtained full releases for the company on this issue.


12.  Preferred Stock Transaction

During the fiscal year 2003, the Company assigned a sales lease for 50 biosphere machines to its manufacturing vendor in return for 5 million preferred shares, a receivable for $14,400,000, and the forgiveness of a balance of $590,000 due to the vendor on the manufacture of the two machines sold in November 2001.

During fiscal year 2004, preferred shareholders returned 245,989 shares of preferred stock in return for land originally contributed to the Company in fiscal 2001 valued at $2,459,890 at the time of the transaction.


13. Subsequent Event

As of September of 2004, the Company received $51,000,000 against a credit line granted to the Company by a shareholding financing company, with the transfer of an additional $500,000,000 against the same credit line value dated September 30, 2004. These transfers totaling $51,000,000 are part of the total credit line of $2,080,000,000 granted to the Company from the shareholder.