Form 10KSB/A
period 2004-05-31
GLOBAL ENVIRONMENTAL ENERGY COPORATION
filed 2004-10-21
CIK 840823

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                 Amendment 1 to
                                   Form 10-KSB

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

Securities registered pursuant to section 12 (b) of the Act:

Title of each class                               Name of exchange on which
                                                        registered
--------------------------                      --------------------------------
        NONE                                                NONE

Securities registered pursuant to section 12 (g) of the Act:

                               Title of each class
                ------------------------------------------------
                                  Common Stock

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934, during the preceding 12 months ( or for such period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]



     Indicate by check mark if disclosure for delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained to the best of the Registrant's knowledge, in a Proxy or Information Statement incorporated by reference in Part III of this Form 10-KSB, of any Amendment to this Form 10-K [X]



     The aggregate market value of the shares of common stock held by non-affiliates of the Registrant. Based on the closing price of $.55 per share at October 11, 2004 is approximately $19,500,041



     The number of common shares outstanding, as of May 31, 2004 is 35,454,621 shares, of Common Stock at $.002 par. There are also 1,608,003 shares of Preferred Stock at $.001 par value.

FORM 10-KSB/A1


                        Global Environmental Energy Corp.
                 (f/k/a LIFE ENERGY & TECHNOLOGY HOLDINGS INC.)
                                  May 31, 2004

TABLE OF CONTENTS

                                TABLE OF CONTENTS

Item No.                           Description                              Page


  PART I.......................................................................4

Item 1.  Description of Business...............................................4

Item 2.  Description of Properties............................................14

Item 3.  Legal Proceedings....................................................14

Item 4.  Submission of Matters to a Vote of Security Holders..................15

  PART II.................................................................... 16

Item 5.  Market for Common Equity and Related Stockholder Matters.............16

Item 6.  Management's Discussion and Analysis or Plan of Operation............17

Item 7.  Financial Statements.................................................23

  PART III................................................................... 40

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act....................40

Item 10. Executive Compensation...............................................43

Item 11. Security Ownership of Certain Beneficial Owners and Management.......44

Item 12. Certain Relationships and Related Transactions.......................44

  PART IV.................................................................... 45

Item 13. Exhibits, Financial Statement Schedules And Reports On Form 8-K......45

Item 14. Controls and Procedures..............................................46

FORM 10-KSB/A!


                        Global Environmental Energy Corp.
                  (f/k/a Life Energy & Technology Holdings, Inc)
                                  May 31, 2004

                                     PART I

Item 1.  Description of Business

Background

In August of 2004 Life Energy & Technology Holdings, Inc ("LETH" or "LIFE") changed its name to Global Environmental Energy Corp (the "Company" or "GLOBAL")immediately thereafter the Company changed its domicile from Delaware to the Commonwealth of the Bahamas. LIFE was initially organized in Ireland in November 2000. On December 4th 2000, LIFE merged with Health Pak Inc., ("Health-Pak DE")a Delaware corporation formed in December 1987.That transaction was accounted for as a reverse acquisition with LIFE deemed to be the accounting acquirer. The former business operations of the Health-Pak DE., were conducted through its wholly owned subsidiary, Health-Pak New York, were discontinued by a formal plan for disposal adopted upon the merger of the Company in November 2000. In November 2003, Health-Pak New York was liquidated under Chapter 7 bankruptcy provisions. The Company has recorded a gain in fiscal 2004 from the disposal of Health-Pak New York of $870,911 in discontinued operations in the statement of operations.

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

The Company determined it was in the best interest of the company to contract manufacture of the Biosphere Process(TM) System to third parties. This enabled the Company to demonstrate to prospective users of the Biosphere Process(TM) System its ability to meet future contract demands. The Company entered into manufacturing alliances with parties in Louisiana.

The Business and Operating Plan of GLOBAL

General.

GLOBAL is interested in developing three business segments. These segments are:

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

The Biosphere Process(TM) System when operated on MSW takes place in five distinct stages:

     Stage One: MSW is collected and brought to a centralized Biosphere Process(TM) facility. Each facility is designed as a "one stop shop" providing for up to 100% recycling of the total tonnage of MSW collected. The Biosphere Process(TM) facilities are economically viable at as little as 5-8Tons/hr and can be constructed in closed facilities of as little as 3000 square ft. Each Biosphere Process(TM) facility is designed to be a stand-alone facility, with internal positive air control ensuring that the facility does not emit any non-permitable emissions to the atmosphere.

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

     Non-putrescible materials are further sorted to allow plastics and rubber recovery at around 10% of volume before being shredded in advance of valuable metals recovery. All of the recoverable aluminum and ferrous metals are removed from the waste stream, using rotating trommels equipped with band magnets, and hand picking stations designed to achieve the maximum possible percentage recovery of these materials. Finally glass, aggregates, concrete products and sand are removed using a Biosphere Separator(TM)2 which achieves the following separation percentages; metals, 3.1%, glass 5.2%, aggregates, concrete, dirt and sand 8.0% and finally residual materials suitable for power generation equal to not more than 53.7% by volume of the initial MSW.

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

As in the US, a series of European Commission Directives and guidelines now exist and are designed to reduce Europe's dependence on landfills by over 80% before the year 2010. Current European thinking, led by an ever increasing and



-------------
2 Biosphere Separator(TM) is a copyright trademark of the Life Energy Partnership 1995 and by the Company
3 Biosphere Densifier(TM) is a copyright trademark of the Life Energy Partnership 1995 and by the Company
4 Biosphere Flakes(TM) is a copyright trademark of the Life Energy Partnership 1995 and by the Company
5 Biosphere Venturi(TM) is a copyright trademark of the Life Energy Partnership 1995 and by the Company
highly progressive "Green Lobby" is directed towards protecting and repairing the environment. European directives dictate amongst other things that existing landfill sites will not only be closed but that member states will be required to remediate and render completely harmless the contents of such sites. Further provision now exists, arising from the provisions of the Kyoto Protocol of 1997, which although recently modified, has been largely adopted, for governments and companies involved in recycling or diversion from landfill, or in the generation of electricity from other than traditional fossil fuel feedstocks, to derive tradable "green energy credits" which contribute to the reduction in green house gas emissions.

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

- Marketing Plan

At present, management relies upon agreements with independent sales agents to secure contracts for its Biosphere Process(TM) Systems. To date, as mentioned above, such efforts have resulted in commitments to purchase and or lease Biosphere Process(TM) Systems from:

     1) Global FranTech Group to purchase 5 Biosphere Process(TM) System with the option to purchase an additional 595 Biosphere Process(TM) Systems. This project is still on hold until such time as financing guarantees are received from the buyer.

     2) SLOK, a Nigerian Company, has made application for financing to the Overseas Private Investment Corp, to purchase 2 Biosphere Process(TM) Systems, for the Abia State in Nigeria and has contracted for an additional 8 Biosphere Process(TM) Systems. The company now that it has received funding from Diamond Ridge will be in a position to offer financing to SLOK based on terms and conditions acceptable to the lender.

     3). Kuwat Holdings, SA to purchased 50 Biosphere Process(TM) Systems, twenty-six of which have been delivered. The Company assigned this sale/lease to its manufacturing vendor, Alia Holdings in fiscal 2003. The Company received $7,000,000 dollars in the last twelve months on the settlement receivable as part of this agreement.

     4) Green Energy Management has committed to purchase up to 1,000 Biosphere Process(TM) Systems during the next five years and to purchase one Biosphere Process(TM) System immediately. The first of these systems will be delivered in the first quarter of fiscal 2005.

     5) The Company has presented a proposal to the Government of Libya for the installation of Biosphere systems using, both traditional fuel sources and non-traditional fuel sources for micro power generation.

     6) The Company has presented a proposal to the Government of Algeria for the installation of Biosphere systems using, both traditional fuel sources and non-traditional fuel sources for micro power generation.

     7) The Company has signed contracts with Procurer Financial Consulting SA for the purchase of 2 systems for installation in South Africa.

     8) In addition the company has received letters of intent to purchase Biosphere Process(TM) System's from:

     a) The City of Rubizhnek, Lugansk Russia, for one Biosphere Process(TM)System,
     b) The City of Temirittan of Kazakhstan for three Biosphere Process(TM)Systems.,
     c)   The City of Omsk, Russia, for three Biosphere Process(TM)Systems,
     d) The City of Nikopol, Dnepropetrovsk, Russia, for five Biosphere Process(TM)Systems,
     e)   The City of Komsomolsk, Russia, for one Biosphere Process(TM)System,
     f) The City of Odessa, Odessa Region, Ukraine, Russia, five Biosphere Process(TM)System.

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

With respect to its new technologies, the Company will require substantial financing in order to develop commercial applications for these technologies. Alternatively, the Company plans to license the development of new products based upon its new technology to larger, better-financed companies in return for license fees and/or royalty payments. However, to date, no such agreements have been concluded although discussions are on going with several large national and multi-national companies at this time.

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


Item 2.   Description of Properties

See Item I - Description of Business, "Facilities and Proposed New Facilities" for additional information on the Company's facilities.


Item 3. Legal Proceedings

     1) In 2004 Michael and Anthony Liberatore, both former officers and directors of the Company, who had previously resigned without citing cause, filed suit against the Company for wrongful dismissal, included in this law suit is Elizabeth Liberatore and Mark Liberatore the wife and son of Anthony Liberatore. The company has filed counter suit against the Liberatore's on this and other issues including the ownership of shares titled to the Liberatores. The Company is confident of a successful defense of these actions.

     2) The Company canceled 300,000 shares of common stock issued to an Irish Company Agamede Limited for non-performance of services and returned the original certificate to the transfer agent for cancellation. Agamede then presented a fraudulent certificate to the transfer agent. The company filed suite against Agamede in Virginia and Agamede filed suite in New York. The Company is confident that a successful defense of the cancellation of these shares will occur

     3) The company lodged 11 unclaimed share certificates with the State of Louisiana with the office of unclaimed property. The company had requested that the 11 individuals provide evidence of who they were and the fact that they were rightful owner's of LETH shares of common stock on at least 7 occasions over a three year period. When the parties failed to comply with the relevant statutes the certificates were placed with the court to allow those individuals to provide verification to the proper authorities and obtain their certificates. Some of those same individuals have joined with Agamede in their suit. The Company is confident of a successful defense of this litigation.

     4) The Company has filed suit against Seamus Lagan in Dublin Ireland for theft and fraudulent conversion. Mr. Lagan was the controlling interest behind Agamede at the time that Agamede submitted fraudulent share certificates to the Companies transfer agent. 5). In Fiscal year 2002, the Company cancelled 750,000 shares of common stock for non-performance of services. North American Transfer, the transfer agent and the holder of the shares has commenced an interpleader action in the U.S. District Court of New York Eastern District to determine the ownership of the shares. The Company is confident that a successful defense of the cancellation of these shares will occur. Management believes that the eventual disposition of these issues will not have a material impact on the consolidated financial statements.

     5) In fiscal year 2001, the Company cancelled 750,000 shares of common stock for non-performance on the delivery of services. The transfer agent has entered an interpleader action in the U.S. District Court of New York in 2003 to determine the ownership of the shares. The Company is vigorously contending the action and is confident of successfully defending its cancellation of the shares.


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

Common stock trading history.

                                                       BID
                                                HIGH         LOW
                                              -------      -------

Quarter ended May 31,1999                      $ 0.94       $ 0.91
Quarter ended August 31, 1999                  $ 0.44       $ 0.44
Quarter ended November, 30 1999                $ 0.24       $ 0.22
Quarter ended February 28, 2000                $ 0.25       $ 0.12
Quarter ended May 31, 2000                     $ 0.14       $ 0.08
Quarter ended August 31, 2000                  $ 0.10       $ 0.07
Quarter ended November 30, 2000                $ 5.10       $ 0.09
Quarter ended February 28, 2001                $ 3.60       $ 1.18
Quarter ended May 31, 2001                     $ 2.25       $ 0.66
Quarter ended August 31, 2001                  $ 0.95       $ 0.88
Quarter ended November 30, 2001                $ 1.03       $ 0.85
Quarter ended February 28, 2002                $ 1.29       $ 1.08
Quarter ended May 31, 2002                     $ 0.80       $ 0.60
Quarter ended August 30, 2002                  $ 0.63       $ 0.45
Quarter ended November, 30 2002                $ 0.45       $ 0.30
Quarter ended February 28, 2003                $ 1.13       $ 0.95
Quarter ended May 31, 2003                     $ 1.59       $ 1.49
Quarter ended August 31, 2003                  $ 1.30       $ 1.12
Quarter ended November 30, 2003                $ 1.37       $ 1.20
Quarter ended February 28, 2004                $ 1.53       $ 1.45
Quarter ended May 31, 2004                     $ 1.17       $ 1.09

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

Item 6. Management's Discussion and Analysis.

Background.

In August of 2004 Life Energy & Technology Holdings, Inc ("LIFE" or "LETH") changed it name to Global Environmental Energy Corp (the "Company" or "GLOBAL") immediately thereafter the Company changed its domicile from Delaware to the Commonwealth of the Bahamas. LIFE was initially organized in Ireland in November 2000. On December 4th 2000, LIFE merged with Health Pak Inc ("Health-Pak DE")., a Delaware corporation formed in December 1987. The merger was effected by LIFE acquiring all of the issued and outstanding shares of Health-Pak DE. in exchange for 5,691, 893 shares of common stock of LIFE. That transaction was accounted for as a reverse acquisition with LIFE deemed to be the accounting acquirer. The former business operations of the Health-Pak DE., conducted through its wholly owned subsidiary, Health-Pak New York, were discontinued by a formal plan for disposal adopted upon the merger of the Company in November 2000. In November 2003, Health-Pak New York was liquidated under Chapter 7 bankruptcy provisions. The Company has recorded a gain in fiscal 2004 from the disposal of Health Pak New York of $870,911 in discontinued operations in the statement of operations.

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

company located in Beirut, Lebanon. The lease called for the payment of $2,020,000 per year for twenty-five years. After receiving $1,530,000 of lease payments, the lease was assigned to Alia Manufacturing for $14,400,000. The Company recognized a loss on the assignment of the lease of $8,363,380 in fiscal 2003. During fiscal year 2004, the Company received $7,650,000 on the balance of the receivable.

No sales occurred in fiscal year 2004.

Currently there are two biosphere units under construction that are part of a sale for 10 machines to be delivered within the coming fiscal year by Green Energy Management Inc. (GEM), a company based in Louisiana in which the company plans to have an interest. Under the terms of the sales agreement, each machine will be sold for $7.5 million. The cost to manufacture each machine, as per the Company's manufacturing agreement is approximately $6.5 million. Both the sale and manufacture of the machines will be financed by Diamond Ridge Advisors, Inc., a shareholder of the Company, at an interest cost of 6.50% to the point of sale, the Company has deposited $27,450,000 million with its manufacturing vendor for the construction of 4 systems and a deposit 50% deposit on a fifth system.

As part of the sales agreement, the Company has purchased a 41% interest in GEM. The Company will recognize the income from this investment as the machines are placed into use.

In September 2004, the Company received notification from Diamond Ridge of the availability of $2.08 billion in funding through a line of credit provided by the financing company, which is also a shareholder of the Company, noted above. Such note payable calls for the lender to have the right of first refusal of the financing of future biosphere units constructed.

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

To the extent possible, the following discussion will highlight the activities solely of the Company's efforts in developing and marketing the Biosphere Process(TM) systems for the years ended May 31, 2004 and 2003.

I.   Results of Operations.

Salaries and consulting expenses for the year ended May 31, 2004 - 2003 were $8,719,380 as compared to $2,336,639 for the year ended May 31, 2003. In fiscal 2004, the Company awarded its consultants bonuses and awards of $5,415,300. Currently there are nine contracted consultants located in the United Kingdom and North Africa. The Company has yet to pay those consultants cash on their contracts since the merger through May 31, 2004.

Consulting fees for fiscal 2003 contain a charge to earnings of $7,395,657 for issuance of 5,437,762 shares of common stock and 750,000 warrants to consultants for services rendered.

The detail of administrative expenses for the years ended May 31, 2004 and 2003 is as follows:

                                                31-May-04        31-May-03
                                            --------------    -------------
     Depreciation office equipment                $11,596           $9,290
     Research & development                        56,168                0
     Professional fees                            336,712          365,600
     Telephone                                     26,482                0
     Taxes and licenses                            30,221                0
     Office supplies and administration           232,961            8,090
     Office rent                                    4,400                0
     Travel costs                                 205,054           45,455
                                            --------------    -------------
                     Total                       $903,594         $428,435
                                            ==============    =============

Professional  fees  contain  a one time fee of  approximately  $145,000  for the
Bankruptcy   requested  outside  audit  of  the  Company's  former   subsidiary,
Health-Pak New York.

Licensing costs represent the fees paid to a consulting firm to acquire permits and comply with the regulations to construct the first biosphere unit in the state of Louisiana.

Research and development costs represents amounts paid to an engineering firm for feasibility studies associated with the construction of the machines for sale to GEM.

Office administration costs including taxes and licenses $262,182 reimbursements owed to a consultant of the Company, who is also a shareholder, associated with the shareholder's efforts in facilitating the GEM sale.

After deducting administrative expenses, the Company recognized a loss from its continuing operations of $9,622,974 for the year ended May 31, 2004 compared to a loss of $19,854,678 for the same period last year.

The Company recognized a gain of $126,422 from its investment in Life Energy Natural Resources Inc. (LENR) a joint venture with a Swiss corporate partner, of which the Company owns a 40% equity interest. LENR is an agent for the sale of LENR Portland Plus(TM), a specialized aggregate used and an additive to strengthen concrete used in the United Kingdom.

The Company recognized interest income of $219,417 during fiscal year 2004 from its investments in LENR. In fiscal year 2004, the Company received cash proceeds of $9,839,871 from the issuance of 6,559,914 shares to Diamond Ridge and the acquisition of a credit line from Diamond Ridge of $10,160,829. The Company deposited these funds into short term certificate of deposits. Towards the end of fiscal year 2004, these funds plus $7,000,000 in settlement receivable were forwarded to the Company's manufacturing vendor as a deposit for the construction of 4.50 machines.

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

After adding other income and expenses, the Company experienced a loss from its continuing operations before income taxes and discontinued operations of $10,382,285 for the year ended May 31, 2004 as compared to a loss of $20,228,278 for the same period last year.

During the second quarter of fiscal year 2004, the company disposed of its subsidiary, Health Pak Inc. The subsidiary was forced into Chapter 7 bankruptcy liquidation by the bankruptcy court in November 2003. The Company has recognized a book gain in fiscal year 2004, net of tax, on the disposal of $870,911.

The Company recognized a net loss for fiscal 2004 of $9,511,374 as compared to a loss of $19,824,884 for fiscal year 2003.

On a per share basis, fully diluted, the Company experienced loss per share of $0.32 for fiscal 2004 as compared to a loss per share of $0.95 for fiscal 2003.

II.  Discussion of Financial Condition: Liquidity and Capital Resources

At May 31, 2004, the Company had working capital deficit of $1,758,825 as compared to a deficit of $902,263 at the end of fiscal year 2003. The increase in the deficit was mainly due the reimbursement payable to a shareholder acting as a consulting for the Company in the GEM sale.

During fiscal year 2004, the Company raised cash proceeds of $9,839,871 by issuing 6,559,914 shares of common stock to Diamond Ridge Advisors. In addition, the Company received $10,160,829 from Diamond Ridge via a line of credit. The

Company also received an advance from its president of $57,000. Also during fiscal year 2004, the Company received cash of $7,000,000 from Alia Manufacturing due on the Kuwat lease assignment of 2003. The proceeds of cash were mainly used in fiscal year 2004 to deposit $23,950,000 with its manufacturing vendor to construct 4.50 machines towards the GEM sales agreement.

Total assets at May 31, 2004 were $35,674,704 as compared to $16,868,261 at May 31, 2003.

Stockholders' equity decreased to $613,264 during fiscal 2004. In August 2003, the Company issued 6,559,914 shares of common stock for proceeds of $9,839,871.In December 2003 the Company issued 200,000 warrants to a consultant exercisable at $1.65 per share expiring in 2008, valued at $13,005. In May 2004, preferred shareholders returned 245,986 shares of preferred stock to the Company for land previously sold to the Company by the preferred shareholders valued at $2,459,890. During fiscal 2004, the Company issued 3,615,052 shares of common stock to the president to retire $470,000 of advances to the Company since inception. Finally, net loss for the year ended May 31, 2004 was $9,511,374.

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

                                                 31-May-04           31-May-03

Cash and Cash Items                                  $103                  $0
Marketable Securities                                  $0                  $0
Notes and Accounts Receivable                          $0                  $0
Allowances for Doubtful Accounts                       $0                  $0
Inventory                                              $0                  $0
Other Current Assets                                   $0                  $0
Total Current Assets                                 $103                  $0
Property, Plant & Equipment                       $47,122          $2,487,785
Trademarks and copyrights                          $2,500
Accumulated Depreciation                          $31,120             $19,524
Total Assets                                  $35,674,704         $16,868,261
Total Current Liabilities                      $1,758,928            $902,263
Bonds, Mortgages & Debt
  Net of Current Portion                      $17,605,089         $12,843,501
Preferred Stock                                    $1,608              $1,854
Common Stock                                      $70,910             $50,560
Other Shareholders' Equity                       $540,746          $2,209,238
Total Liabilities and
 Shareholders' Equity                         $35,674,704         $16,868,261
Sales of Tangible Products                             $0                  $0
Cost of Tangible Goods Sold                                                $0
Total Administrative Expenses                 ($9,622,974)       ($19,854,678)
Other Income and Expenses                         332,267           $ 216,400
Interest Expense                             ( $1,093,578)          ($491,407)
Income Tax Expense                                     $0                  $0
Loss from Continuing Operations              ($10,382,285)       ($19,638,278)
Gain (Loss) from Discontinued Operations         $870,911           ($186,606)
Net Loss                                      ($9,511,374)       ($19,824,884)
Income (Loss) Per Share-Basic                      ($0.32)             ($0.95)
Income (Loss) Per Share-Diluted                    ($0.32)             ($0.95)

                                                                            Page

Report of Independent Registered Public Accounting Firm                     F-2

Financial Statements

   Balance Sheets                                                           F-3

   Statements of Operations                                                 F-4

   Statements of Changes in Stockholders' Equity                            F-5

   Statements of Cash Flows                                                 F-6

   Notes to Financial Statements                                            F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Global Environmental Energy Corp.
F/K/A Life Energy & Technology Holdings, Inc.
Nassau, Bahamas

We have audited the accompanying balance sheets of Global Environmental Energy Corp. F/K/A Life Energy & Technology Holdings, Inc. (the "Company") as of May 31, 2004 and 2003, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Environmental Energy Corporation F/K/A Life Energy & Technology Holdings, Inc., as of May 31, 2004 and 2003 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's dependence on outside financing, lack of sufficient working capital, and recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Berkovits, Lago & Company, LLP
Fort Lauderdale, Florida
October 12, 2004

                       Global Environmental Energy Corp.
                (f/k/a) Life Energy & Technology Holdings, Inc.
                                 Balance Sheets



ASSETS                                                                             31-May-04          31-May-03
  Current assets:
      Cash                                                                      $           103     $            0
                                                                                ----------------    ---------------
         Total current assets                                                               103                  0

  Other assets:
      Property and equipment-net                                                         16,001          2,468,261
      Settlement receivable                                                           7,750,000         14,400,000
      Equipment deposit                                                              27,450,000                  0
      Minority investment at cost                                                       456,100                  0
      Trademarks and copyrights                                                           2,500                  0
                                                                                ----------------    ---------------

        Total assets                                                            $    35,674,704     $   16,868,261
                                                                                ================    ===============
LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable and accrued expenses                                      $       998,427     $      164,335
     Compensation and consulting fees payable                                           678,823            667,971
     Bank overdraft                                                                      81,678             69,957
                                                                                ----------------    ---------------
         Total current liabilities                                                    1,758,928            902,263
      Compensation and consulting fees payable                                       14,338,611          5,409,851
     Notes payable to shareholders                                                   17,605,089          7,003,650
     Deferred maintenance fees                                                          350,000                  0
     Payable to shareholder                                                           1,008,812            430,000
     Net liabilities of discontinued operations                                               0            860,845
                                                                                ----------------    ---------------
         Total liabilities                                                           35,061,440         14,606,609

  Shareholders' Equity:
     Series A preferred stock, one share convertible to one share of common; no stated dividend, par value $0.001, 10,000,000
       shares authorized none issued                                                          0                  0
     Series B preferred stock, one share convertible to one share of common; no stated dividend, par value $0.001, 16,000,000 shares authorized, 1,608,003 and 1,853,989 outstanding at
       May 31, 2004 and 2003, respectively                                                1,608              1,854
     Common stock, $.002 par value; authorized 100,000,000 shares, issued and outstanding, 35,454,621 and 25,279,655 at May 31, 2004 and
       2003, respectively                                                                70,910             50,560
     Additional paid in capital                                                      23,635,578         15,792,696
     Accumulated deficit                                                            (23,094,832)       (13,583,458)
                                                                                ----------------    ---------------
         Total shareholders' equity                                                     613,264          2,261,652
                                                                                ----------------    ---------------

         Total liabilities and shareholders' equity                             $    35,674,704     $   16,868,261
                                                                                ================    ===============



The accompanying notes are an integral part of these financial statements.

                        Global Environmental Energy Corp.
                 (f/k/a) Life Energy & Technology Holdings, Inc.
                            Statements of Operations
                               For the Years Ended


                                                                                   31-May-04           31-May-03
Sales revenues                                                                  $             0     $              0

General and administrative expenses:
     Compensation and consulting fees                                                 8,719,380           10,372,120
      Loss on sale of equipment                                                               0            9,054,123
     Administration expenses                                                            903,594              428,435
                                                                                ----------------    -----------------
    Total general and administrative expenses                                         9,622,974           19,854,678
                                                                                ----------------    -----------------
Net loss from continuing operations                                                  (9,622,974)         (19,854,678)

Other income (expense):
    Share of income of affiliate                                                        126,422                    0
    Other                                                                               (11,572)              17,064
    Interest income                                                                     219,417              100,743
    Interest expense                                                                 (1,093,578)            (491,407)
    Gain on extiguishment of debt                                                             0              590,000
                                                                                ----------------    -----------------
Net loss from continuing operation before income tax                                (10,382,285)         (19,638,278)

Income taxes                                                                                  0                    0
                                                                                ----------------    -----------------
Net loss from continuing operations                                                 (10,382,285)         (19,638,278)
Gain (loss) on disposal of discontinued operation                                       870,911             (186,606)
                                                                                ----------------    -----------------
Net loss                                                                        $    (9,511,374)    $    (19,924,884)
                                                                                ================    =================

Basic and fully diluted income (net loss) per common share:
 Continuing operations                                                          $         (0.35)    $          (0.97)
 Discontinued operations                                                                   0.03                 0.02
                                                                                ----------------    -----------------
 Loss per share                                                                 $         (0.32)    $          (0.95)
                                                                                ================    =================

Weighted average number of common shares outstanding                                  30,706,695          20,855,037
                                                                                ================    =================

The accompanying notes are an integral part of these financial statements.

                        Global Environmental Energy Corp.
                 (f/k/a) Life Energy & Technology Holdings, Inc.
                  Statements of Changes in Shareholders' Equity
                    For the Years Ended May 31, 2004 and 2003


                                                                                                Retained         Total
                                        Preferred B              Common           Additional     Earnings/     Stockholders'
                                   Number of    Par       Number of    Par        Paid-In      Accumulated       Equity
                                     Shares    Value       Shares     Value       Capital       Deficit       (Deficiency)
                                   ---------- ---------  ----------- --------   ------------   ------------   -------------

BEGINNING BALANCE, May 31, 2002     6,853,989 $  6,854    19,841,893 $ 39,684   $ 23,152,915   $  6,241,426    $ 29,440,879

Shares issued for compensation              0        0     5,437,762   10,876      6,419,030              0       6,429,906
Preferred shares returned upon
  assignment of sales lease        (5,000,000)  (5,000)            0        0    (14,745,000)             0     (14,750,000)
Warrants issued for services                0        0             0        0        965,751              0         965,751
Net loss                                    0        0             0        0              0    (19,824,884)    (19,824,884)
                                   ---------- ---------  ----------- --------   ------------   ------------    ------------

BALANCE, May 31, 2003               1,853,989    1,854    25,279,655   50,560     15,792,696    (13,583,458)      2,261,652

Warrants issued for services                0        0             0        0         13,005              0          13,005
Preferred shares returned for land   (245,986)    (246)            0        0     (2,459,644)             0      (2,459,890)
Shares issued to shareholder                0        0     3,615,052    7,230        462,770              0         470,000
Shares issued for cash                      0        0     6,559,914   13,120      9,826,751              0       9,839,871
Net loss                                    0        0             0        0              0     (9,511,374)     (9,511,374)
                                   ---------- ---------  ----------- --------   ------------   ------------    ------------
ENDING BALANCE, May 31, 2004        1,608,003 $  1,608    35,454,621 $ 70,910   $ 23,635,578   $(23,094,832)   $    613,264
                                   ========== =========  =========== ========   ============   ============    ============






The accompanying notes are an integral part of these financial statements.

                        Global Environmental Energy Corp.
                 (f/k/a) Life Energy & Technology Holdings, Inc.
                       Statements of Changes in Cash Flows
                               For the Years Ended

                                                                                    31-May-04          31-May-03
Cash Flows from Operating Activities:
  Net Loss                                                                      $   (10,382,285)    $  ($19,638,278)
  Gain (loss) from discontinued operations                                              870,911             186,606
   Loss from operations                                                              (9,511,374)        (19,824,884)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                        11,596               9,290
     Interest expense                                                                 1,093,578             491,407
     Shares issued for services                                                               0           7,395,657
     Warrants issued for services                                                        13,005                   0
     Loss on sale of equipment                                                                0           9,054,123
     Gain from extinguishments of debt                                                        0            (590,000)
     Interest earned on sales lease                                                           0            (100,743)
     (Gain) Loss from discontinued operations                                           870,911             186,606
Changes in operating assets and liabilities:
     Accounts receivable                                                                      0           1,020,000
     Settlement receivable                                                            7,000,000                   0
     Accounts payable                                                                   834,092           1,971,781
     Compensation and consulting fees payable                                         8,830,168                   0
     Bank overdraft                                                                      11,721              43,027
                                                                                -----------------    --------------
Net cash provided by (used in) operating activities                                   7,411,875            (343,736)
Investing activities:
     Purchase office equipment                                                          (19,472)                  0
     Equipment deposit                                                              (27,450,000)                  0
     Investment in affiliate                                                                  0             288,964
                                                                                ---------------      --------------
Net cash (used in) provided by investing
 activities                                                                         (27,469,472)            288,964
Financing activities:
     Advance on credit line                                                          10,160,829                   0
         Issuance of common stock for cash                                            9,839,871                   0
     Advances from shareholder                                                           57,000              54,772
                                                                                ---------------      --------------
Net cash provided by financing activities                                            20,057,700              54,772
                                                                                ---------------      --------------
Net increase in cash                                                                        103                   0

Cash balance at the beginning of the year                                                     0                   0
                                                                                ---------------      --------------
Cash balance at end of the year                                                 $           103      $            0
                                                                                ===============      ==============
Supplemental disclosures of cash flow information:
 Interest paid in cash during the year                                          $         5,847      $        7,749
                                                                                ===============      ==============
Non-cash financing activities:
 Sale of land in exchange for return
   Of preferred stock                                                           $     2,459,890      $            0
                                                                                ===============      ==============

The accompanying notes are an integral part of these financial statements.

                        Global Environmental Energy Corp
                 f/k/a Life Energy & Technology Holdings, Inc
                          Notes to Financial Statements
                              May 31, 2004 and 2003

1.   Nature of Business and Significant Accounting Policies

In August of 2004 Life Energy & Technology Holdings, Inc ("LETH" or ("LIFE") changed it name to Global Environmental Energy Corp (the "Company" or "GLOBAL") immediately thereafter the Company changed its domicile from Delaware to the Commonwealth of the Bahamas. LIFE was initially organized in Ireland in November 2000. On December 4th 2000, LIFE merged with Health-Pak DE, a Delaware corporation formed in December 1987. That transaction was accounted for as a reverse acquisition with LIFE deemed to be the accounting acquirer. The former business operations of the Health-Pak DE., conducted through its wholly owned subsidiary, Health-Pak New York, were discontinued by a formal plan for disposal adopted upon the merger of the Company in November 2000. In November 2003, Health-Pak New York was liquidated under Chapter 7 bankruptcy provisions. The Company has recorded a gain in fiscal 2004 from the disposal of Health Pak New York of $870,911 in discontinued operations in the statement of operations.

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

Use of Estimates- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ from these estimates.



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

Settlement Receivable- The Company provides, through charges to income, a charge for bad debt expense, which is based upon management's evaluation of numerous factors. These factors include economic conditions, a predictive analysis of the outcome of the current portfolio and prior credit loss experience, and the degree to which the receivable is secured by liens on assets.

Property and Equipment- Property and equipment are stated at cost, net of accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful life of the asset which approximates three years.

Expenditures for major repairs that extend the useful life of the asset are capitalized. Minor repair expenditures are charged to expense as incurred.

Minority Investments- The Company may purchase non controlling interests in entities that purchase the Biosphere machine. The Company accounts for these investments using the equity method. Accordingly, the investment is recorded at cost and adjusted for the Company's pro rata share of income or losses realized by the investee for the fiscal year. Funds received from the investment are first applied to the investment balance and then to other income in the statement of operations.

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

Discontinued Operations- The business operations of the Company's subsidiary Health-Pak Inc. were discontinued through a formal plan of disposal upon the merger by management in November 2000. The business activity of the subsidiary is summarized in the balance sheet as net liability of discontinued operations and in the statement of operations as gain (loss) from discontinued operations.

Reclassifications- Certain prior year amounts have been reclassified to conform to the 2004 presentation.

Recent accounting pronouncements- In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"(SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities. Under SFAS 146 companies will recognize a cost associated with an exit or disposal activity when a liability has been incurred. SFAS 146 also introduces discounting the liability associated with the exit or disposal activity for the time between the cost being incurred and when the liability is ultimately settled. Management has concluded that the adoption of SFAS 146 would not have had a material impact on the Company's fiscal 2003 and 2004 financial position or results of operations.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 and is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements. The Company does not currently have derivative instruments or hedging activities.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 provides guidance with respect to the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability rather than, under previous guidance, as equity.


2. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which assume that the Company will continue on a going concern basis, including, the realization of assets and liquidation of liabilities in the ordinary course of business. There are significant uncertainties with regard to the Company's ability to generate sufficient cash flows from operations or other sources to meet and fund its commitments with regard to existing liabilities and recurring expenses. The Company intends to finance its future operations from the proceeds of a subscription agreement for the sale of shares of common stock and an additional letter of credit obtained from the lender (see Note 14). These factors, along with the uncertainty expressed in Note 9, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


3. Fair Values of Financial Instruments

The carrying amounts of the accounts receivable, accounts payable and accrued expenses, salaries and benefits payable, bank overdrafts, notes payable to shareholders and other payable reported in the balance sheet are estimated by management to approximate fair value.

4. Net Loss per Share

The Company applies SFAS No. 128, "Earnings Per Share". Basic loss per share ("LPS") is computed using the weighted average number of common shares outstanding during the period. No adjustments to earnings were made for purposes of per share calculations. The Company has reported a net loss for the fiscal years ended May 31, 2004 and 2003. As a result, 9,043,750 shares of common stock, which may be issued upon the conversion of Convertible Preferred Stock A and B shares, or exercise of warrants have been excluded from the calculation of diluted loss per share for both fiscal years ended May 31, 2004 and 2003, because their inclusion would be anti-dilutive.


5.   Common Stock Options

As part of compensation to employees and consultants, the Company granted common stock options during fiscal years 2001, 2003 and 2004. The Company has no formal stock option plan for its employees. The following table summarizes common stock options outstanding as of May 31, 2004 and 2003.

                                                                        Wgtd Avg
                                                       Wgtd Avg        Years to
                                   Amount           Exercise Price     Maturity
                                 --------------    ---------------     --------
Outstanding at June 1, 2002         8,093,750

Issued                                750,000
Expired                                     0               0                0
Exercised                                   0
                                 --------------
Outstanding at May 31, 2003         8,843,750

Issued                                200,000
Expired                                     0               0                0
Exercised                                   0
                                 --------------
Outstanding at May 31, 2004         9,043,750           $0.16             1.71
                                 ==============    ---------------     --------

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


6.  Discontinued Operations

The former business operations of the Company, conducted through its wholly owned subsidiary, Health-Pak, New York., were discontinued by a formal plan for disposal adopted upon the merger of the Company in November 2000. In November 2003, Health-Pak New York., was ordered to be liquidated under Chapter 7 bankruptcy provisions. The Company has recorded a gain in fiscal 2004 from the disposal of Health Pak of $870,911 in discontinued operations in the statement of operations.


7. Settlement Receivable

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

The Company received $7,000,000 in fiscal 2004 towards the balance of the receivable


8.   Property and Equipment

A summary of property and equipment is as follows:

                                 31-May-04          31-May-03

   Land                         $          -        $   2,459,890
   Office equipment                   47,122               27,895
   Accumulated depreciation          (31,121)             (19,524)
                                --------------      -------------
   Total                        $     16,001        $   2,468,261
                                ==============      =============

Depreciation for the years ended May 31, 2004 and 2003 amounted to $11,596 and $9,290 respectively. During 2004, the Company exchanged vacant land in Ireland valued at $2,456,890 for 245,986 preferred shares which were retired.


9. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

In May 2003, the Kuwat lease discussed in Note 7 was assigned to the Company's manufacturing vendor. As part of the transaction, the vendor agreed to pay the Company $14,400,000. The receipt of this money is contingent upon the delivery of the 48 machines due on the original sales lease and the payment by the buyer of the machines on the 50 machine purchase on the lease in fiscal 2002. The balance of the receivable at May 31, 2004 is $7,750,000

This exposes the Company to significant credit risk as a result of the possible non-performance by both the manufacturing vendors to deliver the Biosphere Process Systems due and the payment by the buyer on the machines purchased. In the event the receivable resulting from the transaction becomes uncollectible, the financial position of the Company would be materially adversely affected.

The president of the Company and a shareholder support the Company's business activities in a significantly material way. A withdrawal of this support would have a material adverse affect on the financial position of the Company.


10. Income Taxes

At May 31, 2004 the Company has a U.S. federal net operating loss carryforward of $ 7,621,295 million. The carryforwards expire in 2020 to 2026. The amount available to be used in the given year will be limited by operation of certain provisions of the Internal Revenue Code. The Company also has U.S. state net operating loss carryforward available, the utilization of which will be similarly limited. The Company has established a valuation allowance with respect to these federal and state carryforwards.


Deferred tax asset:                                      2004           2003

  Net operating loss carryforward                    $  7,621,295  $  4,489,783
                                                     ------------  ------------
Total deferred tax asset                                7,621,295     4,489,783
                                                     ------------  ------------

Net future tax benefit                                  7,621,295     4,489,783
Valuation allowance for net deferred tax assets        (7,621,295)   (4,489,783)
                                                      -----------  ------------
Net deferred tax asset                               $          0  $          0
                                                     ============  ============

The reconciliation of the reported income tax expenses to the amount that would result by applying the U.S. federal statutory rate to net loss is as follows:

                                                         2004       2003
                                                  -----------  ----------
The benefit at U.S. statutory rate                        34%         34%
State income taxes, net of federal benefits               10%         10%
Valuation Allowance                                      -44%        -44%
                                                  -----------  ----------
Total                                                      0%          0%
                                                  ===========  ==========


11. Related Party Transactions

During the fiscal year 2004, a shareholder loaned the Company $10,160,129 at 6.50% in order to provide financing for the construction of Biosphere machines. The Company recorded interest expense of $439,669 in fiscal year 2004

During the fiscal year 2004, a shareholder consultant paid for expenses on behalf of the Company. The Company has recorded a payable to the shareholder of $1,008,812 in the balance sheet at May 31, 2004 and $430,000 at May 31, 2003.
The advances are payable in December 2006 at no stated interest. As a result of the transaction, the Company has imputed interest at the Company's cost of capital and recorded an expense of $32,500 in the statement of operations.

Many of the original shareholder investors in Global are also consultants to the Company and the Company has accrued compensation under consulting agreements since 2000 for the following people Dr. C.A. McCormack, Albert Reynolds, Salim Ghafari, Noreen Wilson, Robert Wilson, Lawrence Griffin, Keeven McCormack , Brendon McCormack , Phillip O'Carroll and Mark O'Carroll.


12. Common Stock Transactions

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

On February 9, 2004 the Board of Life Energy agreed to the following:

1 Dr. McCormack converted $272,263 of his debt into 3,615,052 shares of LETH common stock.
2 Dr. McCormack converted an additional $197,737 of debt into 1,521,052 in LETH common stock.

13. Preferred Stock Transaction

During the fiscal year 2003, the Company assigned a sales lease for 50 biosphere machines to its manufacturing vendor in return for 5 million preferred shares, a receivable of $14,400,000, and the forgiveness of a balance of $590,000 due to the vendor on the manufacture of the two machines sold in November 2001. As a result of the transaction the company recorded a loss on equipment sale of $9,054,123 in the statements of operations.

During fiscal year 2004, preferred shareholders returned 245,986 shares of preferred stock in return for land originally contributed to the Company in fiscal 2001 valued at $2,459,890 at the time of the transaction.


14. Subsequent Event

During September of 2004, the Company received a $51 million advance against a $2.08 billion line of credit from a majority shareholder which is a financing company.

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

Item 10. Executive Compensation

The following table sets forth information relating to remuneration received by officers and directors as of May 31, 2004, the end of the Company's most recent fiscal year, as well as indicating the compensation agreements for fiscal 2003:

                                  Annual            Long Term Compensation
                               Compensation            Restricted
  Name and Principal                                     Share        All Other
       Position           Year   Salary      Bonus       Awards     Compensation
------------------------- ---- ------------ --------  ------------ -------------

Albert Reynolds TD        2004  $520,931         0          0            0
Dr.Christopher            2004  $520,931  $428,639          0          $25,000
McCormack


Salim Ghafari             2002  $138,915         0          0          $12,000
------------------------- ---- ------------ --------  ------------ -------------

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

                                                       Number     Percentage
                               Relationship           of shares       of
 Name and Address               to Company                         class (1)
------------------------     ----------------      ------------  --------------

*Dr. Christopher McCormack   Officer, Director      1,521,052          4.78%
7637 Leesburg Pike
Falls Church,
Virginia 22043

Albert Reynolds              Officer, Director        735,000          2.31%
18 Aylesbury Road
Dublin 2, Ireland
pa
Diamond Ridge Advisors, Inc                         6,559,914          20.6%
Group (1)
--------------------------
*** On February 9, 2004 the Board of Life Energy agreed to the following:

1 Dr. McCormack converted USD$272,263 of this debt into 2,094,000 shares of LETH common stock.
2 Dr. McCormack converted an additional $197,737 of debt into 1,521,052 in LETH common stock.


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

31.1 *      Section 302 Certification by Chief Executive Officer.

31.2 *      Section 302 Certification by Chief Financial Officer.

32.1 *      Section 906 Certification by Chief Executive Officer.

32.2 *      Section 906 Certification by Chief Financial Officer.
-------------------
*    Filed herewith

     (b) A report on Form 8-K was filed on September 22, 2004 reporting the change of the Trading Symbol.

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


Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Berkovits, Lago & Company, LLP of Fort Lauderdale, Fl

                                           Year ended        Year ended
                                            May 31,            May 31,
                                             2004               2003
                                          -------------------------------

(1)      Audit fees                       $  38,300         $  23,000
(2)      Audit-related fees                       -                 -
(3)      Tax fees                                 -                 -
(4)      All other fees                           -                 -
                                          ---------         ---------

   Totals                                 $  38,300         $  23,000
                                          =========         =========

We have considered whether the provision of such non-audit services is compatible with Berkovits, Lago & Company, LLP maintaining its independence and determined that these services do not compromise their independence.

Financial Information System Design and Implementation. Berkovits, Lago & Company, LLP did not charge the Company any fees for financial information system design and implementation fees.

The Company has no formal audit committee. However, the entire Board of Directors (the "Board") is the Company's defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended May 31, 2004, with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended May 31, 2004, for filing with the Securities and Exchange Commission. The Board also approved the reappointment of Berkovits, Lago & Company, LLP as independent auditors.

The Company's principal accountant, Berkovits, Lago & Company, LLP did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        Global Environmental Energy Corp.
                                      f/k/a
                    Life Energy and Technology Holdings, Inc


Date: October 12, 2004            By:/s/Dr. Christopher McCormack
                                    -----------------------------------
                                    Dr. Christopher McCormack
                                    President & Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: October 12, 2004           By:/s/Dr. Albert Reynolds
                                    -----------------------------------
                                    Dr. Albert Reynolds
                                    Chairman of the Board of Director.

Date: October 12, 2004            By:/s/Dr. Christopher McCormack
                                    -----------------------------------
                                    Dr. Christopher McCormack
                                    President & Chief Executive Officer

Dated: October 12, 2004          By:/s/Salim Ghafari
                                    -----------------------------------
                                  Salim Ghafari
                                    Chief Financial Officer and Director.