Form 10QSB
period 2004-08-31
GLOBAL ENVIRONMENTAL ENERGY COPORATION
filed 2004-11-04
CIK 840823

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: August 31, 2004

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934, during the preceding 12 months ( or for such period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]






     The number of common shares outstanding, as of August 31, 2004 is 35,454,621 shares, of Common Stock at $.002 par. There are also 1,608,003 shares of Preferred Stock at $.001 par value.

                                     PART I.

Item 1. Consolidated Financial Statements (Unaudited)

                        Global Environmental Energy Corp
                  f/k/a Life Energy & Technology Holdings, Inc.
                                 Balance Sheets

                ASSETS                                                           31-Aug-04           31-May-04
                                                                                 (Unaudited)
  Current assets:
      Cash                                                                      $            63     $          103
                                                                                ----------------    ---------------
         Total current assets                                                                63                103

      Property and equipment-net                                                         13,102             16,001

0ther assets:
      Settlement receivable                                                           7,750,000          7,750,000
         Equipment deposit                                                           27,450,000         27,450,000
         Minority investment at cost                                                    456,100            456,100
         Trademarks and copyrights                                                        2,500              2,500
                                                                                ----------------    ---------------
        Total assets                                                            $    35,671,765     $   35,674,704
                                                                                ================    ===============

        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
  Current liabilities:
   Accounts payable and accrued expenses                                        $     1,225,119     $      998,427
   Compensation and consulting fees payable                                             993,823            678,823
   Bank overdraft                                                                        85,086             81,678
                                                                                ----------------    ---------------
         Total current liabilities                                                    2,304,028          1,758,928

  Long-term liabilities
   Compensation and consulting fees payable                                          14,338,611         14,338,611
   Notes payable to shareholders                                                     17,893,523         17,605,089
   Deferred maintenance fees                                                            350,000            350,000
   Payable to shareholder                                                             1,025,340          1,008,812
                                                                                ----------------    ---------------
         Total liabilities                                                           35,911,502         35,061,440

  Shareholders' Equity (Deficit):
    Series A preferred stock, par value $0.001,
     10,000,000 shares authorized 0 issued                                                    0                  0
    Series B preferred stock, one share
     convertible to one share of common; no
     stated dividend, par value $0.001,
     16,000,000 shares authorized, issued
     and outstanding, 1,608,003                                                           1,608              1,608
    Common stock, $.002 par value; authorized
     100,000,000 shares, issued and outstanding,
     35,454,621                                                                          70,910             70,910
     Additional paid in capital                                                      23,635,578         23,635,578
     Accumulated comprehensive income                                                       625                  0
     Accumulated deficit                                                            (23,948,458)       (23,094,832)
                                                                                ----------------    ---------------
         Total shareholders' equity  (deficit)                                         (239,737)           613,264
                                                                                ----------------    ---------------
Total liabilities and shareholders' equity   (deficit)                          $    35,671,765     $   35,674,704
                                                                                ================    ===============


   The accompanying notes are an integral part of these financial statements.



                        Global Environmental Energy Corp.
                 (f/k/a) Life Energy & Technology Holdings, Inc.
                             Statement of Operations
                          Three Months Ended August 31,




                                                                                    2004                2003
                                                                                (Unaudited)          (Unaudited)
Sales revenues                                                                  $             0     $              0

General and administrative expenses:
     Compensation and consulting fees                                                   315,000              170,460
     Depreciation                                                                         2,899                2,341
     Administrative expenses                                                            226,732                4,934
                                                                                ----------------    -----------------
 Total general and administrative expenses                                              544,631              177,735
                                                                                ----------------    -----------------
Loss from operations                                                                   (544,631)            (177,735)

Other income (expense):
    Share of Income from affiliate                                                            0               48,750
   Interest expense                                                                    (308,995)            (125,243)
                                                                                ----------------    -----------------
Loss from continuing operations                                                        (853,626)            (254,228)

Loss on disposal of discontinued operations                                                   0              (34,158)
                                                                                ----------------    -----------------
Net loss                                                                        $      (853,626)    $      ($288,396)
                                                                                ================    =================
Basic and fully diluted net loss per common share:
 Loss from continuing operations                                                $         (0.02)    $          (0.01)
 Income loss from discontinued operations                                       $          0.00     $           0.00
                                                                                ----------------    -----------------
 Loss per share                                                                 $         (0.02)    $          (0.01)
                                                                                ================    =================
Weighted average of common shares outstanding:
 Basic                                                                               35,454,621           25,279,655
                                                                                ================    =================

   The accompanying notes are an integral part of these financial statements.

                        Global Environmental Energy Corp.
                 (F/k/a Life Energy & Technology Holdings, Inc.)
             Statements of Changes in Shareholders' Equity (Deficit)





                                          Preferred              Common                          Retained         Total
                                     -------------------  --------------------   Additional     Earnings/     Shareholders'
                                     Number of    Par      Number of    Par       Paid-In      Accumulated        Equity
                                       Shares    Value      Shares     Value      Capital        Deficit         (Deficit)
                                     ---------- --------  ----------- --------  ------------   ------------   --------------

BALANCE, June 1, 2003                 1,853,989 $  1,854   25,279,655 $ 50,560  $ 15,792,696   $(13,583,458)  $    2,261,652
Warrants issued for services                  0        0            0        0        13,005              0           13,005
Preferred shares returned for land     (245,986)    (246)           0        0    (2,459,644)             0       (2,459,890)
Shares issued to pay
        shareholder advances                  0        0    3,615,052    7,230       462,770              0          470,000
Shares issued for cash                        0        0    6,559,914   13,120     9,826,751              0        9,839,871
Net income (loss)                             0        0            0        0             0     (9,511,374)      (9,511,374)
                                     ---------- --------  ----------- --------  ------------   ------------   --------------

BALANCE, May 31, 2004                 1,608,003    1,608   35,454,621   70,910    23,635,578    (23,094,832)         613,264
Other comprehensive income (loss)             0        0            0        0             0            625              625
Net loss                                      0        0            0        0             0       (853,626)        (853,626)
                                     ---------- --------  ----------- --------  ------------   ------------   --------------

BALANCE, August 31, 2004 (unaudited)  1,608,003 $  1,608   35,454,621 $ 70,910  $ 23,635,578   $(23,947,833)  $     (239,737)
                                     ========== ========  =========== ========  ============   ============   ==============




   The accompanying notes are an integral part of these financial statements.

                      Global Environmental Energy Corp.
                (f/k/a) Life Energy & Technology Holdings, Inc.
                       Statements of Changes in Cash Flows
                      For the Three Months ended August 31,

                                                                                    2004                2003
                                                                                (Unaudited)          (Unaudited)
Cash Flow from Operating Activities:
  Net loss from operations                                                      $       (853,626)   $     (254,228)

  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                          2,899             2,341
     Interest expense                                                                    305,587           123,957
  Changes in operating assets and liabilities:
     Accounts payable                                                                    226,692           (53,951)
     Compensation and Consulting fees payable                                            315,000           170,460
     Bank overdraft                                                                        3,408            (8,579)
                                                                                ----------------    --------------
Net cash used in operating activities                                                        (40)          (20,000)


Financing activities:

     Advances from shareholder                                                                 0             20,000
                                                                                ----------------    ---------------
Net cash provided by financing activities                                                      0             20,000
                                                                                ----------------    ---------------

Net decrease in cash                                                                         (40)                 0

Cash balance at the beginning of the year                                                    103                  0
                                                                                ----------------    ---------------
Cash balance at end of the year                                                 $             63    $             0
                                                                                ================    ===============

Supplemental disclosures of cash flow information:
 Interest paid in cash during the year                                          $              0    $         1,286

Non-cash financing activities:
 Sale of land in exchange for return
   Of preferred stock                                                           $              0    $             0



   The accompanying notes are an integral part of these financial statements.

                        Global Environmental Energy Corp
                 f/k/a Life Energy & Technology Holdings, Inc
                          Notes to Financial Statements
                         August 31, 2004 and 2003

1.   Nature of Business and Significant Accounting Policies

In August of 2004 Life Energy & Technology Holdings, Inc ("LETH" or ("LIFE") changed its name to Global Environmental Energy Corp (the "Company" or "GLOBAL")immediately thereafter the Company changed its domicile from Delaware to the Commonwealth of the Bahamas. LIFE was initially organized in Ireland in November 2000. On December 4th 2000, LIFE merged with Health-Pak DE, a Delaware corporation formed in December 1987. That transaction was accounted for as a reverse acquisition with LIFE deemed to be the accounting acquirer. The former business operations of the Health-Pak DE., conducted through its wholly owned subsidiary, Health-Pak New York, were discontinued by a formal plan for disposal adopted upon the merger of the Company in November 2000. In November 2003,Health-Pak New York was liquidated under Chapter 7 bankruptcy provisions.

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

Cash and Cash Equivalents- For the purpose of computing the changes in cash flows for the periods, cash equivalents include cash and highly liquid short-term investments with maturities of three months or less.

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

Minority Investments- The Company may purchase non controlling interests in entities that purchase the Biosphere machine. The Company accounts for these investments using the equity method. Accordingly, the investment is recorded at cost and adjusted for the Company's pro rata share of income or losses realized by the investee for the periods. Funds received from the investment are first applied to the investment balance and then to other income in the statement of operations.

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

Discontinued Operations- The business operations of the Company's subsidiary Health-Pak Inc. were discontinued through a formal plan of disposal upon the merger by management in November 2000. The business activity of the subsidiary is reflected in the statement of operations as gain (loss) from discontinued operations.

Reclassifications- Certain prior year amounts have been reclassified to conform to the 2004 presentation.

Interim Financial Information- The financial statements for the three months ended August 31, 2004 and 2003 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.


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


3. Fair Values of Financial Instruments

The carrying amounts of the settlement receivable, accounts payable and accrued expenses, compensation and consulting fees payable, bank overdrafts and notes payable to shareholders reported in the balance sheet are estimated by management to approximate fair value.

                        Global Environmental Energy Corp
                  f/k/a Life Energy & Technology Holdings, Inc
                          Notes to Financial Statements



4. Net Loss per Share

The Company applies SFAS No. 128, "Earnings Per Share". Basic loss per share ("LPS") is computed using the weighted average number of common shares outstanding during the period. No adjustments to earnings were made for purposes of per share calculations. The Company has reported a net loss for the quarters, ended Aug 31, 2004 and 2003. As a result, 9,043,750 shares of common stock, which may be issued upon the conversion of Convertible Preferred Stock A and B shares, or exercise of warrants have been excluded from the calculation of diluted loss per share for both fiscal quarters ended Aug 31, 2004 and 2003, because their inclusion would be anti-dilutive.


5.   Common Stock Options

As part of compensation to employees and consultants, the Company granted common stock options during fiscal years 2001, 2003 and 2004. The Company has no formal stock option plan for its employees. The following table summarizes common stock options outstanding as of Aug 31, 2004 and 2003.

                                                                        Wgtd Avg
                                                       Wgtd Avg        Years to
                                   Amount           Exercise Price     Maturity
                                 --------------    ---------------     --------
Outstanding at June 1, 2003         8,843,750

Issued                                200,000
Expired                                     0               0                0
Exercised                                   0
                                 --------------
Outstanding at May 31, 2004         9,043,750

Issued                                      0
Expired                                     0               0                0
Exercised                                   0
                                 --------------
Outstanding at Aug 31, 2004         9,043,750           $0.16             1.71
                                 ==============    ---------------     --------

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

                        Global Environmental Energy Corp
                  f/k/a Life Energy & Technology Holdings, Inc
                          Notes to Financial Statements



6.  Discontinued Operations

The former business operations of the Company, conducted through its wholly owned subsidiary, Health-Pak, New York., were discontinued by a formal plan for disposal adopted upon the merger of the Company in November 2000. In November 2003, Health-Pak New York., was ordered to be liquidated under Chapter 7 bankruptcy provisions. The Company has recorded a loss from the disposal of Health-Pak New York of $0 and $34,158 in discontinued operations in the statement of operations for the quarters ended August 31, 2004 and 2003, respectively.


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


8.   Property and Equipment

A summary of property and equipment is as follows:

                                 31-Aug-04            31-May-04

  Office equipment                  47,122               47,122
   Accumulated depreciation        (34,020)             (31,121)
                                --------------      -------------
   Total                        $   13,102          $    16,001
                                ==============      =============

Depreciation for the three months ended Aug 31,2004 and 2003 amounted to $2,899 and $2,341, respectively.


9. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

In May 2003, the Kuwat lease discussed in Note 7 was assigned to the Company's manufacturing vendor. As part of the transaction, the vendor agreed to pay the Company $14,400,000. The receipt of this money is contingent upon the delivery of the 48 machines due on the original sales lease and the payment by the buyer of the machines on the 50 machine purchase on the lease in fiscal 2002. The balance of the receivable at August 31, 2004 is $7,750,000

                        Global Environmental Energy Corp
                  f/k/a Life Energy & Technology Holdings, Inc
                          Notes to Financial Statements


This exposes the Company to significant credit risk as a result of the possible non-performance by both the manufacturing vendors to deliver the Biosphere Process Systems due and the payment by the buyer on the machines purchased. In the event the receivable resulting from the transaction becomes uncollectible, the financial position of the Company would be materially adversely affected.

The president of the Company and a shareholder support the Company's business activities in a significantly material way. A withdrawal of this support would have a material adverse affect on the financial position of the Company.


10. Income Taxes

At August 31, 2004 the Company has a U.S. federal net operating loss carry-forward of $ 8,474,921. The carry-forwards expire in 2020 to 2026. The amount available to be used in the given year will be limited by operation of certain provisions of the Internal Revenue Code. The Company also has U.S. state net operating loss carry-forward available, the utilization of which will be similarly limited. The Company has established a valuation allowance with respect to these federal and state carry-forwards.

Deferred tax asset:                                    2004           2003
  Net operating loss carry-forward                  $ 8,474,921  $  4,689,852
                                                   ------------  ------------
Total deferred tax asset                              8,474,921     4,689,852
                                                   ------------  ------------
Net future tax benefit                                8,474,921     4,689,852
Valuation allowance for net deferred tax assets      (8,474,921)   (4,689,852)
                                                    -----------  ------------
Net deferred tax asset                             $          0  $          0
                                                   ============  ============

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
                                                  ===========  ==========

11. Related Party Transactions

During fiscal year 2004, the Company received cash proceeds of $9,839,871 from the issuance of 6,559,914 common shares to Diamond Ridge.

During fiscal year 2004, a shareholder loaned the company $10,160, 129 at 6.5% interest in order to provide financing for the manufacturing of biosphere machines. During the quarter ended Aug 31, 2004 the company recorded interest expense of $288,434

A shareholder consultant over time has paid expenses on behalf of the Company. The advances are payable in December 2006 at no stated interest. As a result , the Company has imputed interest at the Company's cost of capital and recorded an expense of $16,528 and $0 for the three months ending August 31, 2004 and 2003, respectively.

Towards the end of fiscal year 2004, the Company advanced $27,450,000 to its manufacturing vendor for the manufacturer of 4.5 biosphere systems.

The Company did not recognize any interest income during the quarter ended Aug 31, 2004 from its investment in LENR.

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



13. Preferred Stock Transaction

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









                [Balance of this page intentionally left blank.]

Item 2. Management's Discussion and Analysis.

Background.

In August of 2004 Life Energy & Technology Holdings, Inc ("LIFE" or "LETH") changed its name to Global Environmental Energy Corp (the "Company" or "GLOBAL")immediately thereafter the Company changed its domicile from Delaware to the Commonwealth of the Bahamas. LIFE was initially organized in Ireland in November 2000. On December 4th 2000, LIFE merged with Health Pak Inc ("Health-Pak DE")., a Delaware corporation formed in December 1987. The merger was effected by LIFE acquiring all of the issued and outstanding shares of Health-Pak DE. in exchange for 5,691,893 shares of common stock of LIFE. That transaction was accounted for as a reverse acquisition with LIFE deemed to be the accounting acquirer. The former business operations of the Health-Pak DE., conducted through its wholly owned subsidiary, Health-Pak New York, were discontinued by a formal plan for disposal adopted upon the merger of the Company in November 2000. In November 2003, Health-Pak New York was liquidated under Chapter 7 bankruptcy provisions.

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

company located in Beirut, Lebanon. The lease called for the payment of $2,020,000 per year for twenty-five years. After receiving $1,530,000 of lease payments, the lease was assigned to Alia Manufacturing for $14,400,000. The Company recognized a loss on the assignment of the lease of $8,363,380 in fiscal 2003. During fiscal year 2004, the Company received $7,000,000 on the balance of the receivable and expects to receive the additional $7,750,000 in fiscal 2005.

No sales occurred in the Quarter ended August 31, 2004

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

As part of the sales agreement, the Company has agreed to acquire a 41% interest in GEM. The Company will recognize the income from this investment as the machines are placed into use.

In September 2004, the Company received notification from Diamond Ridge of the availability of $2.08 billion in funding through a line of credit provided by the financing company, which is also a shareholder of the Company. Such note payable calls for the lender to have the right of first refusal of the financing of future biosphere units constructed.

To the extent possible, the following discussion will highlight the activities solely of the Company's effort in developing its business strategy for the quarters ended August 31, 2004 and 2003.

Consulting expenses for the three months ended August 31, 2004 was $315,000 as compared to$170,460 for the three months ended August 31, 2003. At present the Company has nine executive officers in the U.S., the Middle East and Africa, fourteen research scientists who work as consultants to the Company and three independent consultants in managerial or supervisory capacities none of whose employees work in the United States.

Licensing costs represent the fees paid to a consulting firm to acquire permits and comply with the regulations to construct the first biosphere unit in the state of Louisiana.

Research and development costs represents amounts paid to an engineering firm for feasibility studies associated with the construction of the machines for sale to GEM.

Office administration costs amounted to $226,732, including taxes and licenses and reimbursements owed to a consultant of the Company, who is also a shareholder, associated with the shareholder's efforts in facilitating the GEM sale.

After deducting administrative expenses, the Company recognized a loss from its continuing operations of $544,631 for the quarter ended August 31, 2004 compared to a loss of $177,735 for the same period last year.

The Company recognized a gain of $0 and $48,750 during the quarters ended Aug 31, 2004 and 2003, respectively from its investment in Life Energy Natural Resources Inc. (LENR) a joint venture with a Swiss corporate partner, of which the Company owns a 40% equity interest. LENR is an agent for the sale of LENR Portland Plus(TM), a specialized aggregate used and an additive to strengthen concrete used in the United Kingdom.

The Company recognized interest income of $0 during the first quarter of fiscal year 2005 from its investments in LENR.

In fiscal year 2004, the Company received cash proceeds of $9,839,871 from the issuance of 6,559,914 shares to Diamond Ridge and the acquisition of a credit line from Diamond Ridge of $10,160,829.

Towards the end of fiscal year 2004, the Company advanced $27,450,000 to its manufacturing vendor for the manufacturer of 4.5 biosphere systems.

Interest expense for the quarter ended August 31, 2004 was $308,995 as compared to $125,243 for the same period last year. During the second quarter of fiscal year 2004, the Company received a line of credit from Diamond Ridge Advisors of $10,160,829. The line of credit is being used to finance construction of the first biosphere unit to be used in the United States. The line is unsecured and carries interest of 6.5%. The interest due on the line will be paid to the lender upon the installation of the corresponding biosphere unit.

After adding other income and expenses, the Company experienced a loss from its continuing operations before income taxes and discontinued operations of $853,626 for the quarter ending August 31, 2004 as compared to a loss of $254,228 for the same quarter last year.

On a per share basis, fully diluted, the Company experienced loss per share of $0.02 for the quarter ended August 31, 2004 as compared to a loss per share of $0.01 for the quarter ended August31, 2003.

II.  Discussion of Financial Condition: Liquidity and Capital Resources

At August 31, 2004, the Company had working capital deficit of $2,303,965 as compared to a deficit $839,733 for the quarter ending August 31, 2003.

During fiscal year 2004, the Company raised cash proceeds of $9,839,871 by issuing 6,559,914 shares of common stock to Diamond Ridge Advisors. In addition, the Company received $10,160,829 from Diamond Ridge via a line of credit.

Stockholders' equity (deficit) decreased to $(239,737) at August 31, 2004 as compared $1,973,266 for the quarter ended August 31, 2003.

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


Item 3.  Controls and Procedures

     Our management, which includes our Chief Executive Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

                                    PART II.

Item 1.  Legal Proceedings

         No changes in the quarter.

Item 2. Changes in securities, use of proceeds and small business issuer of equity securities

         None.


Item 3.  Defaults upon senior securities

         None


Item 4.  Submission of matters to a vote of security holders

         None


Item 5.  Other information

         None


Item 6.    Exhibits and Reports On Form 8-K

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


                        Global Environmental Energy Corp.
                                      f/k/a
                     Life Energy & Technology Holdings, Inc


Date: October 29, 2004              By:/s/Dr. Christopher McCormack
                                    -----------------------------------
                                    Dr. Christopher McCormack
                                    President & Chief Executive Officer