Form 10QSB
period 2004-11-30
GLOBAL ENVIRONMENTAL ENERGY COPORATION
filed 2005-01-27
CIK 840823

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: November 30, 2004

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934, during the preceding 12 months ( or for such period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]






     The number of common shares outstanding, as of November 30, 2004 is 35,454,621 shares, of Common Stock at $.002 par. There are also 1,608,003 shares of Preferred Stock at $.001 par value.

                                     PART I

Item 1.  Financial Statements






                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-3

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                        Global Environmental Energy Corp.
                (F/k/a Life Energy and technology Holdings, Inc.)
                           Consolidated Balance Sheets


                                                                                 November 30,          May 31,
                                                                                     2004                2004
                                                                              -------------------  -----------------
                                   ASSETS                                        (unaudited)
CURRENT ASSETS
   Cash                                                                                       $3               $103
                                                                              -------------------  -----------------
     Total Current Assets                                                                      3                103
                                                                              -------------------  -----------------

PROPERTY AND EQUIPMENT
   Equipment                                                                              47,122             47,122
      Less: Accumulated depreciation                                                     (36,920)           (31,121)
                                                                              -------------------  -----------------

            Total Property and Equipment                                                  10,202             16,001
                                                                              -------------------  -----------------

OTHER ASSETS
    Settlement receivable                                                              7,750,000          7,750,000
   Equipment deposit                                                                  27,450,000         27,450,000
   Minority investment - at cost                                                         456,100            456,100
   Trademarks and copyrights                                                               2,500              2,500
                                                                              -------------------  -----------------

            Total Other Assets                                                        35,658,600         35,658,600
                                                                              -------------------  -----------------

Total Assets                                                                         $35,668,805        $35,674,704
                                                                              ===================  =================

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable and accrued expenses                                              $1,415,476           $998,427
   Accrued compensation and consulting fees                                            1,308,823            678,823
   Bank overdraft                                                                         97,607             81,678
                                                                              -------------------  -----------------
     Total Current Liabilities                                                         2,821,906          1,758,928
                                                                              -------------------  -----------------
LONG-TERM LIABILITIES
   Accrued compensation and consulting fees                                           14,338,611         14,338,611
   Notes payable to stockholders                                                      18,181,957         17,605,089
   Deferred maintenance fees                                                             350,000            350,000
   Payable to stockholder                                                              1,041,868          1,008,812
                                                                              -------------------  -----------------
     Total Long-Term Liabilities                                                      33,912,436         33,302,512
                                                                              -------------------  -----------------
Total Liabilities                                                                     36,734,342         35,061,440
                                                                              -------------------  -----------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
 Preferred stock, Series A, $0.001 par value, authorized 10,000,000
shares;        0 issued                                                                        0                  0
 Preferred stock, Series B, $0.01 par value, authorized 16,000,000
shares;         1,608,003 issued                                                           1,608              1,608
 Common stock, $0.002 par value, authorized 100,000,000 shares;
     35,454,621 issued and outstanding                                                    70,910             70,910
  Additional paid in capital                                                          23,635,578         23,635,578
  Accumulated comprehensive income (loss)                                                 (7,919)                 0
  Accumulated deficit                                                                (24,765,714)       (23,094,832)
                                                                              -------------------  -----------------

     Total Stockholders' Equity (Deficiency)                                         (1,065,537)            613,264
                                                                              -------------------  -----------------

Total Liabilities and Stockholders' Equity (Deficiency)                              $35,668,805        $35,674,704
                                                                              ===================  =================





     The accompanying notes are an integral part of the financial statements

                       Global Environmental Energy Corp.
               (F/k/a Life Energy and technology Holdings, Inc.)
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                           Three Months Ended                 Six Months Ended
                                                              November 30,                      November 30,
                                                    -------------------------------------------------------------------
                                                          2004             2003             2004            2003
                                                    -------------------------------------------------------------------
REVENUES                                                           $0              $0               $0              $0
                                                    -------------------------------------------------------------------

EXPENSES
   General and administrative                                 190,468         206,810          417,199         214,085
   Compensation and consulting fees                           315,000         540,991          630,000         711,451
   Depreciation                                                 2,899               0            5,799               0
                                                    -------------------------------------------------------------------

       Total operating expenses                               508,367         747,801        1,052,998         925,536
                                                    -------------------------------------------------------------------

Operating income (loss)                                      (508,367)       (747,801)      (1,052,998)       (925,536)

OTHER INCOME (EXPENSE)
   Gain on disposal of discontinued operations                      0         905,069                0         870,911
   Net income of affiliate                                          0          58,038                0         106,788
   Interest expense                                          (308,889)       (120,464)        (617,884)       (245,707)
   Interest income                                                  0          49,260                0          49,260
                                                    -------------------------------------------------------------------

        Total other income (expense)                         (308,889)        891,903         (617,884)        781,252
                                                    -------------------------------------------------------------------

Net loss before comprehensive income (loss)                  (817,256)        144,102       (1,670,882)       (144,284)

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)                    (8,543)              0           (7,919)              0
                                                    -------------------------------------------------------------------

Comprehensive income (loss)                                $ (825,799)       $144,102      $(1,678,801)      $(144,284)
                                                    ===================================================================
Net income (loss) per weighted average share, basic          $  (0.02)          $0.01           $(0.05)         $(0.01)
                                                    ===================================================================
Weighted average number of shares                          35,454,621      26,000,525       35,454,621      27,442,264
                                                    ===================================================================





     The accompanying notes are an integral part of the financial statements

                        Global Environmental Energy Corp.
                (F/k/a Life Energy and technology Holdings, Inc.)
           Consolidated Statements of Changes in Stockholders' Equity


                                          Preferred                Common                            Retained         Total
                                     --------------------   ---------------------    Additional     Earnings/     Stockholders'
                                     Number of    Par        Number of    Par         Paid-In      Accumulated        Equity
                                       Shares    Value        Shares     Value        Capital       Deficit        (Deficiency)
                                     --------------------   ---------------------   -------------  -------------  ---------------

BEGINNING BALANCE, May 31, 2002       6,853,989   $6,854     19,841,893  $39,684     $23,152,915     $6,241,426      $29,440,879
Shares issued for compensation                0        0      5,437,762   10,876       6,419,030              0        6,429,906
Preferred shares returned upon
assignment                           (5,000,000)(5,000)     0           0           (14,745,000)   0              (14,750,000)
     of sales lease
Warrants issued for services                  0        0              0        0         965,751              0          965,751
Net loss                                      0        0              0        0               0   (19,824,884)     (19,824,884)
                                     --------------------   ---------------------   -------------  -------------  ---------------

BALANCE, May 31, 2003                 1,853,989    1,854     25,279,655   50,560      15,792,696   (13,583,458)        2,261,652
Warrants issued for services                  0        0              0        0          13,005              0           13,005
Preferred shares returned for land    (245,986)    (246)              0        0     (2,459,644)              0      (2,459,890)
Shares issued to pay shareholder              0        0      3,615,052    7,230         462,770              0          470,000
advances
Shares issued for cash                        0        0      6,559,914   13,120       9,826,751              0        9,839,871
Net income (loss)                             0        0              0        0               0    (9,511,374)      (9,511,374)
                                     --------------------   ---------------------   -------------  -------------  ---------------

BALANCE, May 31, 2004                 1,608,003    1,608     35,454,621   70,910      23,635,578   (23,094,832)          613,264
Other comprehensive income (loss)             0        0              0        0               0          7,918            7,918
Net loss                                      0        0              0        0               0    (1,670,882)      (1,670,882)
                                     --------------------   ---------------------   -------------  -------------  ---------------

BALANCE, November 30, 2004
(unaudited)                          1,608,003    $1,608    35,454,621   $70,910     $23,635,578   $(24,757,796)    $(1,049,700)
                                     ====================   =====================   =============  =============  ===============





     The accompanying notes are an integral part of the financial statements

                       Global Environmental Energy Corp.
               (F/k/a Life Energy and technology Holdings, Inc.)
                      Consolidated Statements of Cash Flows
                         Six Months Ended November 30,
                                  (Unaudited)
                                                                                   2004                           2003
                                                                            --------------------    -------------------
  CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
  Net loss                                                                         $ (1,670,882)          $ (1,015,195)
  Adjustments to reconcile net loss to net cash used for development activities:
     Gain on disposal of discontinued operations                                              0                      0
     Depreciation                                                                         5,799                  4,657
                                                                                              0                      0
                                                                                              0                      0
  Change in assets and liabilities:
     (Increase) decrease in accounts receivable                                               0              3,500,000
     (Increase) decrease in                                                                                          0
     (Increase) decrease in prepaid expenses                                                                         0
     (Increase) decrease in deposits                                                                                 0
     Increase (decrease) in accounts payable                                            417,049                (33,863)
     Increase (decrease) in accounts payable - related parties                                                       0
     Increase (decrease) in accrued interest                                            617,884                137,147
     Increase (decrease) in accrued salaries and consulting expense                     630,000                711,451
                                                                            --------------------    -------------------

  Net cash used by development activities                                                  (150)             3,304,197
                                                                            --------------------    -------------------

  CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                                                       0
                                                                            --------------------    -------------------

  Net cash used by investing activities                                                       0                      0
                                                                            --------------------    -------------------

  CASH FLOW FROM FINANCING ACTIVITIES:
    Stockholder advances                                                                      0                 93,709
     Proceeds from line of credit                                                             0             10,268,689
     Increase of bank overdraft                                                           7,977                      0
     Stock sold for cash                                                                                     9,839,871
     Receipt of stock subscriptions                                                           0                      0
     Repayment of bank overdraft                                                              0                      0
                                                                            --------------------    -------------------

  Net cash provided by financing activities                                               7,977             20,202,269
                                                                            --------------------    -------------------

  Effect of exchange rates on cash                                                       (7,927)                     0
                                                                            --------------------    -------------------

  Net increase (decrease) in cash                                                          (100)            23,506,466

  CASH, beginning of period                                                                 103                      0
                                                                            --------------------    -------------------

  CASH, end of period                                                                        $3            $23,506,466
                                                                            ====================    ===================

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid in cash                                                                   $0                 $2,857
                                                                            ====================    ===================





     The accompanying notes are an integral part of the financial statements

                        Global Environmental Energy Corp
                 f/k/a Life Energy & Technology Holdings, Inc
                          Notes to Financial Statements
                         November 30, 2004 and 2003

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

Interim Financial Information- The financial statements for the six months ended November 30, 2004 and 2003 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.


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

                        Global Environmental Energy Corp
                  f/k/a Life Energy & Technology Holdings, Inc
                          Notes to Financial Statements



4. Net Loss per Share

The Company applies SFAS No. 128, "Earnings Per Share". Basic loss per share ("LPS") is computed using the weighted average number of common shares outstanding during the period. No adjustments to earnings were made for purposes of per share calculations. The Company has reported a net loss for the quarters, ended Nov 30, 2004 and 2003. As a result, 9,043,750 shares of common stock, which may be issued upon the conversion of Convertible Preferred Stock A and B shares, or exercise of warrants have been excluded from the calculation of diluted loss per share for both fiscal quarters ended Nov 30, 2004 and 2003, because their inclusion would be anti-dilutive.


5.   Common Stock Options

As part of compensation to employees and consultants, the Company granted common stock options during fiscal years 2001, 2003 and 2004. The Company has no formal stock option plan for its employees. The following table summarizes common stock options outstanding as of Nov 30, 2004 and 2003.

                                                                       Wgtd Avg
                                                       Wgtd Avg        Years to
                                   Amount           Exercise Price     Maturity
                                 --------------    ---------------     --------
Outstanding at June 1, 2003         8,843,750

Issued                                200,000
Expired                                     0               0                0
Exercised                                   0
                                 --------------
Outstanding at May 31, 2004         9,043,750

Issued                                      0
Expired                                     0               0                0
Exercised                                   0
                                 --------------
Outstanding at Nov 31, 2004         9,043,750           $0.16             1.71
                                 ==============    ---------------     --------

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

                        Global Environmental Energy Corp
                  f/k/a Life Energy & Technology Holdings, Inc
                          Notes to Financial Statements



6.  Discontinued Operations

The former business operations of the Company, conducted through its wholly owned subsidiary, Health-Pak, New York., were discontinued by a formal plan for disposal adopted upon the merger of the Company in November 2000. In November 2003, Health-Pak New York., was ordered to be liquidated under Chapter 7 bankruptcy provisions. The Company has recorded a gain from the disposal of Health-Pak New York of $0 and $870,911 in discontinued operations in the statement of operations for the six months ended Nov 30, 2004 and 2003, respectively.


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


8.   Property and Equipment

A summary of property and equipment is as follows:

                                 31-Nov-04            31-May-04

  Office equipment                  47,122               47,122
   Accumulated depreciation        (36,920)             (31,121)
                                --------------      -------------
   Total                        $   10,202          $    16,001
                                ==============      =============

Depreciation for the six months ended Nov 30,2004 and 2003 amounted to $5,799 and $0, respectively.


9. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

In May 2003, the Kuwat lease discussed in Note 7 was assigned to the Company's manufacturing vendor. As part of the transaction, the vendor agreed to pay the Company $14,400,000. The receipt of this money is contingent upon the delivery of the 48 machines due on the original sales lease and the payment by the buyer of the machines on the 50 machine purchase on the lease in fiscal 2002. The balance of the receivable at November 30, 2004 is $7,750,000

                        Global Environmental Energy Corp
                  f/k/a Life Energy & Technology Holdings, Inc
                          Notes to Financial Statements


This exposes the Company to significant credit risk as a result of the possible non-performance by both the manufacturing vendors to deliver the Biosphere Process Systems due and the payment by the buyer on the machines purchased. In the event the receivable resulting from the transaction becomes uncollectible, the financial position of the Company would be materially adversely affected.

The president of the Company and a shareholder support the Company's business activities in a significantly material way. A withdrawal of this support would have a material adverse affect on the financial position of the Company.


10. Income Taxes

At November 30, 2004 the Company has a U.S. federal net operating loss carry-forward of $ 8,474,921. The carry-forwards expire in 2020 to 2026. The amount available to be used in the given year will be limited by operation of certain provisions of the Internal Revenue Code. The Company also has U.S. state net operating loss carry-forward available, the utilization of which will be similarly limited. The Company has established a valuation allowance with respect to these federal and state carry-forwards.

Deferred tax asset:                        2004           2003
  Net operating loss carry-forward     $ 9,906,300  $  4,689,852
                                       ------------  ------------
Total deferred tax asset                 9,906,300     4,689,852
                                       ------------  ------------
Net future tax benefit                   9,906,300     4,689,852
Valuation allowance for net deferred
  tax assets                            (9,906,300)   (4,689,852)
                                       ------------  ------------
Net deferred tax asset                 $         0   $         0
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

During fiscal year 2004, a shareholder loaned the company $10,160, 129 at 6.5% interest in order to provide financing for the manufacturing of biosphere machines. During the quarter and six months ended Nov 31, 2004 the company recorded interest expense of $288,434 and $576,868, respectively.

A shareholder consultant over time has paid expenses on behalf of the Company. The advances are payable in December 2006 at no stated interest. As a result, the Company has imputed interest at the Company's cost of capital and recorded an expense of $33,056 and $0 for the six months ending November 30, 2004 and 2003, respectively.

Towards the end of fiscal year 2004, the Company advanced $27,450,000 to its manufacturing vendor for the manufacturer of 4.5 biosphere systems.

The Company did not recognize any interest income during the quarter ended November 30, 2004 from its investment in LENR.

Many of the original shareholder investors in Global are also consultants to the Company and the Company has accrued compensation under consulting agreements since 2000 for the following people Dr. C.A. McCormack, Albert Reynolds, Salim Ghafari, Noreen Wilson, R.W. Wilson, Lawrence Griffin, K. McCormack , Phillip O'Carroll and Mark O'Carroll.


12. Common Stock Transactions

During fiscal year 2004, the Company issued 6,559,914 shares of common stock and received proceeds of $9,839,871.

On February 9, 2004 the Board of Life Energy agreed to the following:

1 Dr. McCormack converted $272,263 of his debt into 3,615,052 shares of GEEC common stock.
2 Dr. McCormack converted an additional $197,737 of debt into 1,521,052 in GEEC common stock.

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


14. Subsequent Events

During September of 2004, the Company received a $51 million advance against a $2.08 billion line of credit from a majority shareholder which is a financing company. In December 2004, the Company's bank refused to accept the check which had been placed with the bank in September 2004, and requested a wire transfer of the funds.

In November 2004, the Company announced a stock dividend to its shareholders of record December 10, 2004, to be distributed January 17, 2005, of 5 shares for each round lot of 100 shares currently held on January 17, 2005. This distribution has not occurred as of the date of this filing as the transfer agent is still waiting on the correct number of 100 share round lots held at DTC (Depository Trust Company). The Company estimates that the number of shares to be issued is less than 1,772,700 shares.

Item 2. Management's Discussion and Analysis.

Background.

In  August  of  2004  Life  Energy  &  Technology   Holdings,   Inc  ("LIFE"  or
"LETH")changed its name to Global Environmental Energy Corp (the "Company" or "GLOBAL")immediately thereafter the Company changed its domicile from Delaware to the Commonwealth of the Bahamas. LIFE was initially organized in Ireland in November 2000. On December 4th 2000, LIFE merged with Health Pak Inc ("Health-Pak DE")., a Delaware corporation formed in December 1987. The merger was effected by LIFE acquiring all of the issued and outstanding shares of Health-Pak DE. in exchange for 5,691,893 shares of common stock of LIFE. That transaction was accounted for as a reverse acquisition with LIFE deemed to be the accounting acquirer. The former business operations of the Health-Pak DE., conducted through its wholly owned subsidiary, Health-Pak New York, were discontinued by a formal plan for disposal adopted upon the merger of the Company in November 2000. In November 2003, Health-Pak New York was liquidated under Chapter 7 bankruptcy provisions.

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

No sales occurred in the Quarter ended November 30, 2004

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

To the extent possible, the following discussion will highlight the activities solely of the Company's effort in developing its business strategy for the quarters ended November 30, 2004 and 2003.

Consulting expenses for the three months ended November 30,2004 was $315,000 as compared to $540,999 for the three months ended November 30, 2003. At present the Company has nine executive officers in the U.S., the Middle East and Africa, fourteen research scientists who work as consultants to the Company and three independent consultants in managerial or supervisory capacities none of whose employees work in the United States.

Licensing costs represent the fees paid to a consulting firm to acquire permits and comply with the regulations to construct the first biosphere unit in the state of Louisiana.

Research and development costs represents amounts paid to an engineering firm for feasibility studies associated with the construction of the machines for sale to GEM.

Office administration costs amounted to $190,468 including taxes and licenses and reimbursements owed to a consultant of the Company, who is also a shareholder, associated with the shareholder's efforts in facilitating the GEM sale.

After deducting administrative expenses, the Company recognized a loss from its continuing operations of $1,052,088 for the six months ended November 30, 2004 compared to a loss of $925,536 for the same period last year.

The  Company  recognized  a gain of $0 and  $58,038  during  the  quarter  ended
November 30, 2004 and 2003, respectively from its investment in Life Energy Natural Resources Inc. (LENR) a joint venture with a Swiss corporate partner, of which the Company owns a 40% equity interest. LENR is an agent for the sale of LENR Portland Plus(TM), a specialized aggregate used and an additive to strengthen concrete used in the United Kingdom.

The Company recognized interest income of $0 during the second quarter of fiscal year 2005 from its investments in LENR.

In fiscal year 2004, the Company received cash proceeds of $9,839,871 from the issuance of 6,559,914 shares to Diamond Ridge and the acquisition of a credit line from Diamond Ridge of $10,160,829.

Towards the end of fiscal year 2004, the Company advanced $27,450,000 to its manufacturing vendor for the manufacturer of 4.5 biosphere systems.

Interest expense for the quarter ended November 30, 2004 was $308,995 as compared to $120,464 for the same period last year. During the second quarter of fiscal year 2004, the Company received a line of credit from Diamond Ridge Advisors of $10,160,829. The line of credit is being used to finance construction of the first biosphere unit to be used in the United States. The line is unsecured and carries interest of 6.5%. The interest due on the line will be paid to the lender upon the installation of the corresponding biosphere unit.

After adding other income and expenses, the Company experienced a loss from its continuing operations before income taxes and discontinued operations of $508,307 for the quarter ending November 30, 2004 as compared to a loss of $747,801 for the same quarter last year.

On a per share basis, fully diluted, the Company experienced loss per share of $0.02 for the quarter ended November 30, 2004 as compared to a loss per share of $0.01 for the quarter ended November 30, 2003.

II.  Discussion of Financial Condition: Liquidity and Capital Resources

At November 30, 2004, the Company had working capital deficit of $2,821,903 as compared to 22,906,037 cash on hand for the quarter ending November 30, 2003.

During fiscal year 2004, the Company raised cash proceeds of $9,839,871 by issuing 6,559,914 shares of common stock to Diamond Ridge Advisors. In addition, the Company received $10,160,829 from Diamond Ridge via a line of credit.

Stockholders' equity (deficit) of $(1,065,537) at November 30, as compared $1,973,266 for the quarter ended November 30, 2003.

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

                                    PART II.


Item 1.  Legal Proceedings

In 2004 Michael and Anthony Liberatore, both former officers and directors of the Company, who had previously resigned without citing cause, filed suit against the Company for wrongful dismissal, included in this law suit is Elizabeth Liberatore and Mark Liberatore the wife and son of Anthony Liberatore. The company is in the process of evaluating the situation on this and other issues including the ownership of shares titled to the Liberatores. The Company is confident of a successful defense of these actions.

The Company canceled 300,000 shares of common stock issued to an Irish Company Agamede Limited for non-performance of services and returned the original certificate to its former transfer agent for cancellation. Agamede presented a fraudulent certificate to the former transfer agent. The company filed suite against Agamede in Virginia and Agamede filed suite in New York. The Company filed against Seamus Lagan in Dublin Ireland for theft and fraudulent conversion. Mr. Lagan was the controlling interest behind Agamede at the time that Agamede submitted fraudulent share certificates to the Companies transfer agent. The Company is confident that a successful defense of the cancellation of these shares will occur

The company lodged 11 unclaimed share certificates with the State of Louisiana with the office of unclaimed property. The company had requested that the 11 individuals provide evidence of who they were and the fact that they were rightful owner's of LETH shares of common stock on at least 7 occasions over a three year period. When the parties failed to comply with the relevant statutes the certificates were placed with the court to allow those individuals to provide verification to the proper authorities and obtain their certificates. Some of those same individuals have joined with Agamede in their suit. The Company is confident of a successful defense of this litigation.

In Fiscal year 2002, the Company cancelled 750,000 shares of common stock for non-performance of services. North American Transfer, the transfer agent and the holder of the shares has commenced an interpleaded action in the U.S. District Court of New York Eastern District to determine the ownership of the shares. The Company is confident that a successful defense of the cancellation of these shares will occur. The Company as part of this litigation agreed to indemnify the companies former Transfer Agent and counsel for the transfer agent has obtained a judgment against the company. The Company is in the process of evaluating its agreement to indemnity the agent.

Management to the Company believes that the eventual disposition of these issues will not have a material impact on the consolidated financial statements.


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

31.1 *      Section 302 Certification by Chief Executive Officer.

31.2 *      Section 302 Certification by Chief Financial Officer.

32.1 *      Section 906 Certification by Chief Executive Officer.

32.2 *      Section 906 Certification by Chief Financial Officer.
-------------------
*    Filed herewith

     (b) A report on Form 8-K was filed on December 29, 2004 reporting that the Company and the municipality of Silistra, Bulgaria entered into a letter of intent to form a joint venture company to handle municipal solid waste, potable water and the production of electricity.

     A report on Form 8-K was filed on December 16, 2004 reporting that the Company had formed a new subsidiary, Sahara Petroleum Exploration Corp., and that on January 30, 2005, the Company will issue 3 shares of Sahara to holders of record of 100 shares of the Company as of January 15, 2005.

     A report on Form 8-K was filed on December 8, 2004 reporting that a customer, Alvi Project Services, of Karachi, Pakistan, has filed its bid bond with the City District Government of Karachi.

     A report on Form 8-K was filed on November 12, 2004 reporting the approval of a 5% stock dividend to the stockholders of record on December 10, 2005, to be distributed on or about January 17, 2005.

     A report on Form 8-K was filed on November 12, 2004 reporting the formation of a subsidiary, Biosphere Development Corp. and the expected spin-off of the subsidiary to the companies stockholders.

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


                        Global Environmental Energy Corp.


Date: January 24, 2004              By:/s/Dr. Christopher McCormack
                                    -----------------------------------
                                    Dr. Christopher McCormack
                                    President & Chief Executive Officer