Form 10QSB
period 2005-02-28
GLOBAL ENVIRONMENTAL ENERGY COPORATION
filed 2005-04-22
CIK 840823

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: February 28, 2005

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



                                 1-877-723-6315
                ------------------------------------------------
                          Registrant's Telephone Number


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934, during the preceding 12 months ( or for such period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]






     The number of common shares outstanding, as of February 28, 2005 is 35,484,621 shares, of Common Stock at $.002 par. There are also 1,608,003 shares of Preferred Stock at $.001 par value.

                                     PART I


Item 1.  Financial Statements

The consolidated financial statements of Global Environmental Energy Corp., (the Company), included were prepared, without audit, pursuant to the rules and regulations of the US Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended May 31, 2004.



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

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-3

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                        Global Environmental Energy Corp.
                (F/k/a Life Energy and technology Holdings, Inc.)
                           Consolidated Balance Sheets

                                                                                     February 28,               May 31,
                                                                                         2005                    2004
                                                                                ----------------------   ---------------------
                                                                                     (unaudited)
                                ASSETS
CURRENT ASSETS
   Cash                                                                         $                    0   $                 103
                                                                                ----------------------   ---------------------
     Total Current Assets                                                                            0                     103
                                                                                ----------------------   ---------------------
PROPERTY AND EQUIPMENT
   Equipment                                                                                    47,122                  47,122
      Less: Accumulated depreciation                                                           (39,819)                (31,121)
                                                                                ----------------------   ---------------------
            Total Property and Equipment                                                         7,303                  16,001
                                                                                ----------------------   ---------------------
OTHER ASSETS
    Settlement receivable                                                                    7,750,000               7,750,000
   Equipment deposit                                                                        27,450,000              27,450,000
   Minority investment - at cost                                                               456,100                 456,100
   Trademarks and copyrights                                                                     2,500                   2,500
                                                                                ----------------------   ---------------------
            Total Other Assets                                                              35,658,600              35,658,600
                                                                                ----------------------   ---------------------
Total Assets                                                                    $           35,665,903   $          35,674,704
                                                                                ======================   =====================
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable and accrued expenses                                        $            1,415,476   $             998,427
   Accrued compensation and consulting fees                                                  1,668,823                 678,823
   Bank overdraft                                                                                   37                  81,678
                                                                                ----------------------   ---------------------
     Total Current Liabilities                                                               3,084,336               1,758,928
                                                                                ----------------------   ---------------------
LONG-TERM LIABILITIES
   Accrued compensation and consulting fees                                                 14,338,611              14,338,611
   Notes payable to stockholders                                                            18,181,957              17,605,089
   Deferred maintenance fees                                                                   350,000                 350,000
   Payable to stockholder                                                                    2,114,144               1,008,812
                                                                                ----------------------   ---------------------
     Total Long-Term Liabilities                                                            34,984,712              33,302,512
                                                                                ----------------------   ---------------------
Total Liabilities                                                                           38,069,048              35,061,440
                                                                                ----------------------   ---------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
 Preferred stock, Series A, $0.001 par value, authorized 10,000,000 shares;
     0 issued                                                                                        0                       0
 Preferred stock, Series B, $0.01 par value, authorized 16,000,000 shares;
    1,608,003 issued                                                                             1,608                   1,608
 Common stock, $0.002 par value, authorized 100,000,000 shares;
     35,484,621 and 35,454,621 issued and outstanding                                           70,969                  70,910
  Additional paid in capital                                                                23,649,518              23,635,578
  Accumulated comprehensive income (loss)                                                       (7,919)                      0
  Accumulated deficit                                                                      (26,117,321)            (23,094,832)
                                                                                ----------------------   ---------------------
     Total Stockholders' Equity (Deficiency)                                                (2,403,145)                613,264
                                                                                ----------------------   ---------------------
Total Liabilities and Stockholders' Equity (Deficiency)                         $           35,665,903   $          35,674,704
                                                                                ======================   =====================





     The accompanying notes are an integral part of the financial statements

                        Global Environmental Energy Corp.
                (F/k/a Life Energy and technology Holdings, Inc.)
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                              Three Months Ended                    Nine Months Ended
                                                                 February 28,                          February 28,
                                                     ------------------------------------- ------------------------------------
                                                            2005               2004               2005               2004
                                                     ------------------- ----------------- ------------------  ----------------

REVENUES                                             $                 0 $               0 $                0  $              0
                                                     ------------------- ----------------- ------------------  ----------------

EXPENSES
   General and administrative                                    681,784            47,644          1,098,984           261,729
   Compensation and consulting fees                              360,000           540,668            990,000         1,252,119
   Depreciation                                                    2,899                 0              8,698                 0
                                                     ------------------- ----------------- ------------------  ----------------
       Total operating expenses                                1,044,683           588,312          2,097,682         1,513,848
                                                     ------------------- ----------------- ------------------  ----------------

Operating income (loss)                                       (1,044,683)         (588,312)        (2,097,682)       (1,513,848)

OTHER INCOME (EXPENSE)
   Gain on disposal of discontinued operations                         0                 0                  0           870,911
   Net income of affiliate                                             0                 0                  0           106,788
   Loss on sale of lease                                               0           (13,773)                 0           (13,773)
   Foreign currency transaction gain (loss)                        2,019                 0              2,019                 0
   Interest expense                                             (308,942)         (666,658)          (926,826)         (803,805)
   Interest income                                                     0            84,312                  0           133,572
                                                     ------------------- ----------------- ------------------  ----------------
        Total other income (expense)                            (306,923)         (596,119)          (924,807)          293,693
                                                     ------------------- ----------------- ------------------  ----------------
Net loss before comprehensive income (loss)                   (1,351,606)       (1,184,431)        (3,022,489)       (1,220,155)

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)                            0                 0             (7,919)                0
                                                     ------------------- ----------------- ------------------  ----------------

Comprehensive income (loss)                          $(1,351,606)        $      (1,184,431)$       (3,030,408) $     (1,220,155)
                                                     =================== ================= ==================  ================
Net income (loss) per weighted average share, basic  $             (0.04)$           (0.01)$            (0.09) $          (0.01)
                                                     =================== ================= ==================  ================
Weighted average number of shares                             35,484,621        14,293,997         35,484,621        28,700,755
                                                     =================== ================= ==================  ================










     The accompanying notes are an integral part of the financial statements

                        Global Environmental Energy Corp.
                (F/k/a Life Energy and technology Holdings, Inc.)
           Consolidated Statements of Changes in Stockholders' Equity


                                          Preferred                Common                            Retained          Total
                                    ----------------------  ----------------------    Additional     Earnings/      Stockholders'
                                    Number of      Par      Number of      Par         Paid-In       Accumulated        Equity
                                     Shares       Value      Shares       Value        Capital        Deficit       (Deficiency)
                                    ----------  ----------  ----------- ----------   ------------  -------------  ---------------

BEGINNING BALANCE, May 31, 2002      6,853,989  $    6,854   19,841,893 $   39,684   $ 23,152,915  $   6,241,426  $    29,440,879
Shares issued for compensation               0           0    5,437,762     10,876      6,419,030              0        6,429,906
Preferred shares returned upon
  assignment of sales lease         (5,000,000)     (5,000)           0          0    (14,745,000)             0      (14,750,000)
Warrants issued for services                 0           0            0          0        965,751              0          965,751
Net loss                                     0           0            0          0              0    (19,824,884)     (19,824,884)
                                    ----------  ----------  ----------- ----------   ------------  -------------  ---------------

BALANCE, May 31, 2003                1,853,989       1,854   25,279,655     50,560     15,792,696    (13,583,458)       2,261,652
Warrants issued for services                 0           0            0          0         13,005              0           13,005
Preferred shares returned for land    (245,986)       (246)           0          0     (2,459,644)             0       (2,459,890)
Shares issued to pay shareholder
  advances                                   0           0    3,615,052      7,230        462,770              0          470,000
Shares issued for cash                       0           0    6,559,914     13,120      9,826,751              0        9,839,871
Net income (loss)                            0           0            0          0              0     (9,511,374)      (9,511,374)
                                    ----------  ----------  ----------- ----------   ------------  -------------  ---------------

BALANCE, May 31, 2004                1,608,003       1,608   35,454,621     70,910     23,635,578    (23,094,832)         613,264
Shares issued for compensation               0           0       30,000         60         13,940              0           14,000
Other comprehensive income (loss)            0           0            0          0              0          7,918            7,918
Net loss                                     0           0            0          0              0     (3,022,489)      (3,022,489)
                                    ----------  ----------  ----------- ----------   ------------  -------------  ---------------

BALANCE, February 28, 2005
(unaudited)                          1,608,003  $    1,608   35,484,621 $   70,970   $ 23,649,518  $ (26,109,403) $    (2,387,307)
                                    ==========  ==========  =========== ==========   ============  =============  ===============

















     The accompanying notes are an integral part of the financial statements

                        Global Environmental Energy Corp.
                (F/k/a Life Energy and Technology Holdings, Inc.)
                      Consolidated Statements of Cash Flows
                         Nine Months Ended February 28,
                                   (Unaudited)

                                                                                       2005                 2004
                                                                                -----------------    ---------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                                        $      (3,030,408)   $    (1,220,155)
Adjustments to reconcile net loss to net cash used for development activities:
   Gain on disposal of discontinued operations                                                  0           (870,911)
   Depreciation                                                                             8,698              6,973
   Stock issued for services                                                               14,000                  0
Change in assets and liabilities:
   (Increase) decrease in accounts receivable                                                   0          3,500,000
   (Increase) decrease in deposits                                                              0                  0
   Increase (decrease) in accounts payable                                                417,049            (33,863)
   Increase (decrease) in accrued interest                                                926,826            803,805
   Increase (decrease) in accrued salaries and consulting expense                         990,000          1,265,124
                                                                                -----------------    ---------------

Net cash used by development activities                                                  (673,835)         3,450,973
                                                                                -----------------    ---------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                                    0                  0
                                                                                -----------------    ---------------

Net cash used by investing activities                                                           0                  0
                                                                                -----------------    ---------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Stockholder advances                                                                   747,255            126,080
   Proceeds from line of credit                                                                 0         10,160,129
   Increase of bank overdraft                                                                   0                  0
   Stock sold for cash                                                                          0          9,839,871
   Receipt of stock subscriptions                                                               0                  0
   Repayment of bank overdraft                                                            (81,641)           (69,957)
                                                                                -----------------    ---------------

Net cash provided by financing activities                                                 665,614         20,056,123
                                                                                -----------------    ---------------

Effect of exchange rates on cash                                                            8,118                  0
                                                                                -----------------    ---------------

Net increase (decrease) in cash                                                              (140)        23,507,096

CASH, beginning of period                                                                     103                  0
                                                                                -----------------    ---------------

CASH, end of period                                                             $             (37)   $    23,507,096
                                                                                =================    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid in cash                                                        $               0    $         2,857
                                                                                =================    ===============




     The accompanying notes are an integral part of the financial statements

                        Global Environmental Energy Corp
                 f/k/a Life Energy & Technology Holdings, Inc
                          Notes to Financial Statements
                         February30, 2004 and 2003


1.   Nature of Business and Significant Accounting Policies

In August of 2004 Life Energy & Technology Holdings, Inc ("LETH" or ("LIFE") changed its name to Global Environmental Energy Corp (the "Company" or "GLOBAL") immediately thereafter the Company changed its domicile from Delaware to the Commonwealth of the Bahamas.

The NASD, on February 25, 2005 approved the company's change of domicile and the company began trading as a foreign corporation with the designation of an "F" on the symbol. At that time Global Environmental Energy Corp (Delaware) became a wholly owned subsidiary of Global Environmental Energy Corp

LIFE was initially organized in Ireland in November 2000. On December 4th 2000, LIFE merged with Health-Pak DE, a Delaware corporation formed in December 1987. That transaction was accounted for as a reverse acquisition with LIFE deemed to be the accounting acquirer. The former business operations of the Health-Pak DE., conducted through its wholly owned subsidiary, Health-Pak New York, were discontinued by a formal plan for disposal adopted upon the merger of the Company in February 2000. In February2003,Health-Pak New York was liquidated under Chapter 7 bankruptcy provisions.

On November 10, 2004 Global Environmental Energy Inc, formed a wholly owned subsidiary, Biosphere Development Corp in New Providence in the Commonwealth of Bahamas. Existing shareholders of Global Environmental Energy Inc, subsequently received one share of Biosphere Development Corp Energy Corp for every 100 shares of Global Environmental Energy Corp. that they held, as a dividend. The Company issued 930,966 shares as a dividend to GEECF shareholders of record.

Upon the formation of Biosphere Development Corp; Global Environmental Energy Corp will assigned to Biosphere all rights title and interest to the manufacturing deposit of USD$27,450,000 and the balance of the account receivable from Alia holdings of USD$7,750,000 to its majority owned subsidiary, making a total of USD$ 35,200,000. In addition Global Environmental Energy Corp has the licensing rights to the Biosphere Mark II Biosphere System and has now entered into discussions with McCormack Consulting to acquire the worldwide rights and a technology transfer to Biosphere Development Corp of the McCormack Consulting Mark III Biosphere System. These negotiations are ongoing.

On December 10, 2004 Global Environmental Energy Inc, formed a wholly owned Subsidiary, Sahara Petroleum Exploration Corp in New Providence in the Commonwealth of Bahamas. Existing shareholders of Global Environmental Energy Inc, subsequently received one share of Sahara Petroleum Exploration Corp for every 100 shares of Global Environmental Energy Corp. that they held, as a dividend the Company issued 930,966 Sahara shares to the GEECF shareholders.

Upon the formation of Sahara Petroleum Exploration Corp, Global Environmental Energy Corp, assigned all rights title and interest to its current 40% minority interest in Life Energy Natural Resources, Inc., ("LENR") to Sahara Petroleum Company. Global Environmental Energy Inc., acquired its 40% interest in LENR in

                        Global Environmental Energy Corp
                 f/k/a Life Energy & Technology Holdings, Inc
                          Notes to Financial Statements


fiscal 2001 for the payment of 1,608,000 Series "B" preferred shares with a stated value of USD$10 per share. The Company carried this investment with a book value of USD$456,100 at May 31st 2004. The Company recognized interest income of $219,417 during fiscal year 2004 from its investments in LENR.

The Company's goal is to become holding company which controls the assets and business activities of a fully integrated Energy Company whose interests include,

     1). those being developed by Sahara Petroleum Exploration Corp in traditional oil and gas exploration and production; and
     2). those being developed by Biosphere Development Corp with alternative energy sources, environmental infrastructure and electrical micro-power generation. To date the Company has been best known for its Biosphere Process(TM)1 System, which promotes the use of sustainable and renewable energy sources. Henceforth the Biosphere Process(TM)1 System will be developed and marketed by Biosphere Development Corp. The Biosphere Process(TM) System is a central part of the Companies Eco Technology(TM) system, and can safely and efficiently processes traditional and non-traditional waste materials into electricity and other beneficial by-products.

The Company's President & Chief Executive Officer completed the development of the Biosphere Process(TM) System in mid-year 2000. The Biosphere Process(TM) System, is a mobile, modular, micro-power plant which consumes and recycles up to 97% of traditional waste materials such as; municipal solid waste, agricultural and forestry wastes, industrial or medical wastes, animal wastes, and/or traditional fossil fuels (coal, oil, gas, peat) or oil industry wastes while producing renewable electricity.

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


-------------
1 Biosphere Process(TM) & Biosphere(TM) are copyright trademarks of the Life Energy Partnership 1995.

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

Minority Investments- The Company may purchase non controlling interests in entities that purchase Biosphere Process(TM) Systems. The Company accounts for these investments using the equity method. Accordingly, the investment is recorded at cost and adjusted for the Company's pro rata share of income or losses realized by the investee for the periods. Funds received from the investment are first applied to the investment balance and then to other income in the statement of operations.

One such investment has been made to date, in the New Orleans Louisiana based Green Energy Management LLC.

Negotiable securities- Arising from the Companies formation and capitalization of Sahara Petroleum Exploration Corp and Biosphere Development Corp, the company now owns 95% of the equity in these two companies. The Company has transferred assets into each of these two shareholdings valued at, USD$35,200,000 in the case of Biosphere Development Corp., and USD$804,000 in the case of Sahara Petroleum Exploration Corp.

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

Discontinued Operations- The business operations of the Company's former subsidiary Health-Pak Inc (a New York Company), were carried by the company as a discontinued operation subsequent to the merger in November 2000, and were formerly ceased in November 2003 when the Health-Pak Inc was liquidated by court order The business activity of the subsidiary is reflected in the statement of operations as gain (loss) from discontinued operations.

                        Global Environmental Energy Corp
                 f/k/a Life Energy & Technology Holdings, Inc
                          Notes to Financial Statements



Reclassifications- Certain prior year amounts have been reclassified to conform to the 2004 presentation.

Interim Financial Information- The financial statements for the nine months ended February 28, 2005 and 2003 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

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

4. Net Loss per Share

The Company applies SFAS No. 128, "Earnings Per Share". Basic loss per share ("LPS") is computed using the weighted average number of common shares outstanding during the period. No adjustments to earnings were made for purposes of per share calculations. The Company has reported a net loss for the quarters, ended February 28, 2005 and 2004. As a result, 9,043,750 shares of common stock, which may be issued upon the conversion of Convertible Preferred Stock A and B shares, or exercise of warrants have been excluded from the calculation of diluted loss per share for both fiscal quarters ended February 28, 2005 and 2004, because their inclusion would be anti-dilutive.

5.   Common Stock Options

As part of compensation to employees and consultants, the Company granted common stock options during fiscal years 2001, 2003 and 2004. The Company has no formal stock option plan for its employees. The following table summarizes common stock options outstanding as of Feb 28, 2005 and 2004.

                        Global Environmental Energy Corp
                  f/k/a Life Energy & Technology Holdings, Inc
                          Notes to Financial Statements


                                                                       Wgtd Avg
                                                       Wgtd Avg        Years to
                                   Amount           Exercise Price     Maturity
                                 ------------      ---------------     --------
Outstanding at June 1, 2003         8,843,750

Issued                                200,000
Expired                                     0               0               0
Exercised                                   0
                                 ------------
Outstanding at May 31, 2004         9,043,750

Issued                                      0
Expired                                     0               0               0
Exercised                                   0
                                 ------------
Outstanding at Feb 28, 2005         9,043,750           $0.16            1.71
                                 ============     ---------------      --------

During the fiscal year 2004, the Company issued 200,000 warrants exercisable at $1.65 per warrant for 200,000 shares expiring in February2008. As a result, the Company recorded $13,005 in consulting expense in the statement of operations in fiscal year 2004.

For the purpose of determining compensation expense, the fair value of the options granted to the consultants is measured at the grant date using the Black-Scholes option-pricing model with the following assumptions. The dividend yield is 0%, volatility is .20, and the risk-free interest rate is 2.00%. The fair values of the options granted generated by the Black-Scholes option pricing model may not be indicative of the future benefit, if any, that may be received by the option holder.

6.  Discontinued Operations

The former business operations of the Company, conducted through its wholly owned subsidiary, Health-Pak, New York., were discontinued by a formal plan for disposal adopted upon the merger of the Company in February 2000. In November 2003, Health-Pak New York., was ordered to be liquidated under Chapter 7 bankruptcy provisions. The Company has recorded a gain from the disposal of Health-Pak New York of $0 and $870,911 in discontinued operations in the statement of operations for the six months ended Feb30, 2004 and 2003, respectively.


7. Settlement Receivable

On May 4, 2001, the Company entered into a master lease agreement with Kuwait Holdings, SA, Junieh, Lebanon ("Kuwait") for the lease of fifty mobile Biosphere Process(TM) Systems. Of the fifty systems, two, (previously manufactured and operating as demonstration units), were delivered to a Kuwait customer in the Middle East on May 18, 2001. In November, 2001 the Company formalized the movement of the two units by entering into sales lease agreement with Kuwait under the following terms: (1) twenty-five year lease term and, (2) quarterly lease payments of $510,000.

After making payments of $1,530,000, Kuwait failed to make the required remaining payments and again petitioned the Company to renegotiate the transaction. The Company then approached its primary manufacturer, Alia Holdings SA, Moscow and offered them the rights to the original master lease and the manufacturing and distribution rights of the remaining forty eight Biosphere Process(TM) System units. Further, Alia agreed to transfer manufacturing technology to two United States manufacturers designated by the Company. In exchange, the Company terminated the sale to Kuwait and settled for $14,400,000 due from Alia as profit sharing against the sale and distribution of the remaining forty eight units by Alia. Kuwait remains indebted to Alia for amounts previously due the Company for the original two units.

                        Global Environmental Energy Corp
                  f/k/a Life Energy & Technology Holdings, Inc
                          Notes to Financial Statements

8.   Property and Equipment

A summary of property and equipment is as follows:

                                 28-FEB-05            31-May-04

  Office equipment                  47,122               47,122
   Accumulated depreciation        (36,920)             (31,121)
                                --------------      -------------
   Total                        $   10,202          $    16,001
                                ==============      =============

Depreciation for the nine months ended Feb 28, 2005 and 2004 amounted to $8,698 and $0 respectively.

9. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

In May 2003, the Kuwait lease discussed in Note 7 was assigned to the Company's manufacturing vendor. As part of the transaction, the vendor agreed to pay the Company $14,400,000. The receipt of this money is contingent upon the delivery of the 48 machines due on the original sales lease and the payment by the buyer of the machines on the 50 machine purchase on the lease in fiscal 2002. The balance of the receivable at February 28, 2005 is $7,750,000 In December 2004, this receivable was transferred to Biosphere Development Corp.

This exposes the Company to significant credit risk as a result of the possible non-performance by both the manufacturing vendors to deliver the Biosphere Process Systems due and the payment by the buyer on the machines purchased. In the event the receivable resulting from the transaction becomes uncollectible, the financial position of the Company would be materially adversely affected.

The President of the Company and other shareholders support the Company's business activities in a significantly material way. A withdrawal of this support would have a material adverse affect on the financial position of the Company.

10. Income Taxes

At February 28, 2005 the Company has a U.S. federal net operating loss carry-forward of $25,808,400. The carry-forwards expire in 2020 to 2026. The amount available to be used in the given year will be limited by operation of certain provisions of the Internal Revenue Code. The Company also has U.S. state net operating loss carry-forward available, the utilization of which will be similarly limited. The Company has established a valuation allowance with respect to these federal and state carry-forwards.

                                          Feb 28,        May 31,
Deferred tax asset:                        2005           2003
  Net operating loss carry-forward     $ 10,447,000  $  9,238,000
                                       ------------  ------------
Total deferred tax asset                 10,447,000     9,238,000
                                       ------------  ------------
Net future tax benefit                   10,447,000     9,238,000
Valuation allowance for net deferred
  tax assets                            (10,447,000)   (9,238,000)
                                       ------------  ------------
Net deferred tax asset                 $          0  $          0
                                       ============  ============

                        Global Environmental Energy Corp
                  f/k/a Life Energy & Technology Holdings, Inc
                          Notes to Financial Statements


The reconciliation of the reported income tax expenses to the amount that would result by applying the U.S. federal statutory rate to net loss is as follows:

                                                 2005         2004
                                              -----------  ----------
The benefit at U.S. statutory rate                34%         34%
State income taxes, net of federal benefits        6%          6%
Valuation Allowance                              -40%        -40%
                                              -----------  ----------
Total                                              0%          0%
                                              ===========  ==========

11. Related Party Transactions

During fiscal year 2004, the Company received cash proceeds of $9,839,871 from the issuance of 6,559,914 common shares to Diamond Ridge.

During fiscal year 2004, a shareholder loaned the company $10,160,129 at 6.5% interest in order to provide financing for the manufacturing of biosphere machines. During the quarter and nine months ended Feb 28, 2005 the company recorded interest expense of $617,884 and $803,805, respectively.

Shareholders and consultants over time have paid expenses on behalf of the Company. The advances are payable in December 2006 at 6.5% stated interest. Towards the end of fiscal year 2004, the Company advanced $27,450,000 to its manufacturing vendor for the manufacturer of 4.5 biosphere systems.

The Company did not recognize any interest income during the quarter ended February 28, 2005 from its investment in LENR. , as this assets was transferred to Sahara Petroleum upon its formation.

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

14. Litigation

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

The Company canceled 300,000 shares of common stock issued to an Irish Company Agamede Limited for non-performance of services and returned the original certificate to its former transfer agent for cancellation. Agamede presented a fraudulent certificate to the former transfer agent. Agamede filed suite in New York. The Company filed against Seamus Lagan in Dublin Ireland for theft and fraudulent conversion. Mr. Lagan was the controlling interest behind Agamede at the time that the Company's transfer agent received the Agamede fraudulent share certificate. The Company is confident that a successful defense of the cancellation of these shares will occur

The company lodged 11 unclaimed share certificates with the State of Louisiana with the office of unclaimed property. The company had requested that the 11 individuals provide evidence of who they were and the fact that they were rightful owner's of LETH shares of common stock on at least 7 occasions over a three year period. When the parties failed to comply with the relevant statutes the certificates were placed with the court to allow those individuals to provide verification to the proper authorities and obtain their certificates.

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

15. Subsequent Events

During September of 2004, the Company received a $51 million advance commitment against a $2.08 billion line of credit from a majority shareholder which is a financing company. the Company has chosen not yet drawn down on the line at this time.

In February 2004, the Company announced a stock dividend to its shareholders of record December 10, 2004, to be distributed January 17, 2005, of 5 shares for each round lot of 100 shares currently held on January 17, 2005. The distribution was completed in March 2005 The Company estimates that the number of shares to Company has issued 1,772,700 shares, under this plan.

Arising from the Companies formation and capitalization of Sahara Petroleum Exploration Corp and Biosphere Development Corp, the company now owns 95% of the equity in these two companies. The cost of acquisition of these two shareholdings was, USD$ 35,200,000 in the case of Biosphere Development Corp., and USD$804,000 in the case of Sahara Petroleum Exploration Corp. The remaining 5% of each of these companies was paid out directly to the existing shareholders of Global Environmental Energy Corp in February 2005. Global Environmental Energy Corp has instructed its advisors to prepare SB2 filings for submission to the Securities and Exchange Comission for both Sahara Petroleum Exploration Corp and Biosphere Development Corp, with the intention, subject to regulatory approvals, that both Sahara Petroleum Exploration Corp and Biosphere Development Corp, become US listed public companies in their own right.

Item 2. Management's Discussion and Analysis.

Background.

In August of 2004 Life Energy & Technology Holdings, Inc ("LETH" or ("LIFE") changed its name to Global Environmental Energy Corp (the "Company" or "GLOBAL") immediately thereafter the Company changed its domicile from Delaware to the Commonwealth of the Bahamas.

The NASD on February 25, 2005 approved the companies change of domicile and the company began trading as a foreign corporation with the designation of an "F" on the symbol. At that time Global Environmental Energy Corp (Delaware) became a wholly owned subsidiary of Global Environmental Energy Corp

LIFE was initially organized in Ireland in November 2000. On December 4th 2000, LIFE merged with Health Pak Inc ("Health-Pak DE")., a Delaware corporation formed in December 1987. The merger was effected by LIFE acquiring all of the issued and outstanding shares of Health-Pak DE. in exchange for 15,000,000 shares of common stock of LIFE. That transaction was accounted for as a reverse acquisition with LIFE deemed to be the accounting acquirer.

The former business operations of the Health-Pak DE., conducted through its wholly owned subsidiary, Health-Pak New York, were discontinued by a formal plan for disposal adopted upon the merger of the Company in November 2000. In November of 2003, Health-Pak New York was liquidated under Chapter 7 bankruptcy provisions.

The Company's goal is to become holding company which controls the assets and business activities of a fully integrated Energy Company whose interests include,  traditional oil and gas  exploration  and production with  alternative energy sources, environmental infrastructure and electrical micro-power generation. The Company has been best known for its Biosphere Process(TM) System, which promotes the use of sustainable and renewable energy sources. The Biosphere Process(TM) System is a central part of the Eco Technology(TM) system, can safely and efficiently processes traditional and non-traditional waste materials into electricity and other beneficial by-products. The Company completed the development of the Biosphere Process(TM) System in mid-year 2000. The Biosphere Process(TM) System, a mobile, modular, micro-power plant which consumes and recycles up to 97% of traditional waste materials such as; municipal solid waste, agricultural and forestry wastes, industrial or medical wastes, animal wastes, and/or traditional fossil fuels (coal, oil, gas, peat) or oil industry wastes while producing renewable electricity.

In February 2001 the Company took delivery in Ireland of the two Biosphere Process(TM) systems. The two systems were manufactured by Alia Manufacturing of Moscow, Russia at a cost of $9,500,000.

In February 2001, the Company entered into a contract to lease the two Biosphere Process(TM)8 Systems to a private company located in Beirut, Lebanon. The lease called for the payment of $2,020,000 per year for twenty-five years. After receiving $1,530,000 of lease payments, the lease was assigned to Alia Manufacturing for $14,400,000. The Company recognized a loss on the assignment of the lease of $8,363,380 in fiscal 2003. During fiscal year 2004, the Company received $7,000,000 on the balance of the receivable. The Company expects to receive the additional $7,750,000 in fiscal 2005, and has been advised by Alia Holdings that the current regime change in Lebanon, following the assassination of former Lebanese Prime Minister Rafiq Hariri, and multinational calls for the implementation of UN Security Council Resolution 1559, which calls for the withdrawal of all Syrian military and intelligence forces from Lebanon, will not interfere with ongoing business in that region.

As part of the Company's contracts with its financier Diamond Ridge, Diamond Ridge has nominated Mr. William M. Biles, Principal and President, of Diamond Ridge Advisors, Inc. to fill a Directors position on the Board of the Company subject to confirmation at the annual board of directors meeting.

In February 2005, the Company was advised by its Chairman's, Dr Albert Reynolds, personal physician that he was treating Dr Reynolds subsequent to a recent urgent hospitalization. On medical advice, Dr Reynolds offered, and the Company has agreed to accept his resignation as active Chairman, and his resignation as an officer and Director of the Company. The Company has reluctantly agreed to accept these resignations with effect from May 15th 2005. Thereafter, medical advice allowing, Dr. Reynolds will remain as a non active chairman and advisor to the Company.

In March 2005 the Company's subsidiary Sahara Petroleum Exploration Corp., appointed Mr Humberto Calderon Berti and Mr Karl Mazeika to its advisory board. In addition Mr Alfredo Gruber, and Mr Iker Anzola were also appointed to the advisory board as alternates.

Mr. Calderon Berti is former President of OPEC, President of Petroleos de Venezuela, S.A., Minister of Energy and Mines and Minister of Foreign Relations. His other responsibilities have been: Deputy and President of the Energy and Mines Commission in the Venezuelan Congress, and Executive Director of various hydrocarbon companies in Europe. At present, he is a consultant on strategic global issues for institutions and companies in the energy sector worldwide. Mr. Calderon Berti is a geologist from Universidad Central de Venezuela with a MSc. in petroleum engineering from Tulsa University.

Karl Mazeika is former Vice President of Pequiven and member of the Board of Directors of several of its joint ventures. He has also acted as Executive Director of Exploration, Production and Upgrading, and Vice President of Petroleos de Venezuela, S.A. Other positions include former President of Interven, President of the Board of Directors of Ruhr Oel and Nynas, President of joint ventures with BP and Fortum of Finland, respectively. Mr. Mazeika is a chemical engineer from Universidad del Zulia. Alfredo Gruber is former President of Palmaven, S.A. and Corporacion Venezolana de Guayana (CVG). Other responsibilities have been: Executive Director of Corpoven, Maraven and Intevep.

At present time, he is advisor to the Board of Directors of "Tecnoconsult Ingenieros Consultores," President of "Tecnopetroleo" and member of the Board of Directors of "Cavenal" and of "Asociacion Pro-Venezuela." Mr. Gruber is civil engineer from DAVIS AND Elkins College of West Virginia, USA with specialization in Construction Management from IESA-Georgia University and Production Management from Penn State University.

Iker Anzola is former member of the Board of Directors and Commercial Vice-president of Inelectra. He has held various positions as Executive Vice-president of Inepetrol, Commercial Vice-president of Tecnoconsult, and General Manager OPSIS (Coordination Group for Venezuelan Electric Power System), President of Cavecon and Vice- President of International Oil Committee of Venemcham. Mr. Anzola is an electrical engineer from Universidad Central de Venezuela with a MSc. in Power Systems from the Imperial College of London University.

No sales occurred in the Quarter ended February 28, 2005

Currently there are two biosphere units under construction that are part of a sale for 10 machines to be delivered within the coming fiscal year by Green Energy Management Inc. (GEM), a company based in Louisiana, Under the terms of the sales agreement, each machine will be sold for approximately $7.5 million. Both the sale and manufacture of the machines will be financed by Diamond Ridge Advisors, Inc., a shareholder of the Company, at an interest cost of 6.50% to the point of sale, when GEM contracts meet all the funding requirements. The Company has deposited $27,450,000 million with its manufacturing vendor for the construction of 4 systems and a deposit 50% deposit on a fifth system.

As part of the sales agreement, the Company has agreed to acquire a 41% interest in GEM Company will recognize the income from this investment as the machines are placed into use, the company recognizes and carries on it books expense accured in connection with this transaction.

In September 2004, the Company received notification from Diamond Ridge of the availability of $2.08 billion in funding through a line of credit provided by the financing company, which is also a shareholder of the Company, noted above. Such note payable calls for the lender to have the right of first refusal of the financing of future biosphere units constructed.

As part of this agreement Mr. William M. Biles, Principal and President, of Diamond Ridge Advisors, Inc. has been nominated by Diamond Ridge Advisors, Inc. to fill a Directors position on the Board of the Company subject to confirmation at the annual board of directors meeting. Mr. Biles has spent the past 15 years in the financial services industry working extensively in both the securities and insurance fields. His experiences include personal retail securities sales, and management positions in both the securities and insurance industries. He has owned and operated his own insurance agency and pension marketing and administration firm, which worked with investment and insurance professionals and their clients throughout the Southeastern United States. Mr. Biles has also consulted with such securities firms as Smith Barney, Morgan Keegan, First Union Securities, and UBS Paine Webber.

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

To the extent possible, the following discussion will highlight the activities solely of the Company's effort in developing its business strategy for the quarters ended February 28, 2005 and 2004.

Consulting expenses for the three months ended February 28, 2005 was $360,000 as compared to $540,700 for the three months ended February 28, 2004. At present the Company has three executive officers and a number of consultants in the U.S., the Middle East and Africa. The company no longer retains the services of its former consultant research scientists who now are contracted to as consultants to Biosphere Development Corp. .

Licensing costs represent the fees paid by the company on behalf of GEM joint venture to a consulting firm to acquire permits and comply with the regulations to construct the first biosphere unit in the State of Louisiana.

Research and development costs represents amounts paid by the company on behalf of GEM joint venture to an engineering firm for feasibility studies associated with the construction of the machines for sale to GEM.

Office administration costs amounted to $681,800 including taxes and licenses and reimbursements owed to a consultant of the Company, who is also a shareholder.

After deducting administrative expenses, the Company recognized a loss from its continuing operations of $2,097,700 for the nine months ended February 28, 2004 compared to a loss of $1,513,800 for the same period last year.

The Company recognized a gain of $0 and $0 during the quarter ended February 28, 2005 and 2004, respectively from its investment in Life Energy Natural Resources Inc. (LENR) a joint venture with a Swiss corporate partner, of which the Company owns a 40% equity interest. LENR is an agent for the sale of LENR Portland Plus(TM), a specialized aggregate used and an additive to strengthen concrete used in the United Kingdom.

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

Interest expense for the quarter ended February 30, 2004 was $309,000 as compared to $666,700 for the same period last year. During the second quarter of fiscal year 2004, the Company received a line of credit from Diamond Ridge Advisors of $10,160,829. The line of credit is being used to finance construction of the first biosphere unit to be used in the United States. The line is unsecured and carries interest of 6.5%. The interest due on the line will be paid to the lender upon the installation of the corresponding biosphere unit.

After adding other income and expenses, the Company experienced a loss from its continuing operations before income taxes and discontinued operations of $1,351,600 for the quarter ending February 30, 2005 as compared to a loss of $_ 1,184,400 or the same quarter last year.

On a per share basis, fully diluted, the Company experienced loss per share of $0.04 for the quarter ended February 28, 2005 as compared to a loss per share of$0.01 for the quarter ended February 28, 2004.


II.  Discussion of Financial Condition: Liquidity and Capital Resources

At February 28, 2005, the Company had working capital deficit of $3,084,300 as compared to $1,758,800 for the quarter ending February 28, 2004.

During fiscal year 2004, the Company raised cash proceeds of $9,839,871 by issuing 6,559,914 shares of common stock to Diamond Ridge Advisors. In addition, the Company received $10,160,829 from Diamond Ridge via a line of credit.

Stockholders' equity (deficit) of $(2,403,100) at February 28, 2005 as compared $613,300 for the quarter ended February 28, 2004.

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

The Company canceled 300,000 shares of common stock issued to an Irish Company Agamede Limited for non-performance of services and returned the original certificate to its former transfer agent for cancellation. Agamede presented a fraudulent certificate to the former transfer agent. Agamede filed suite in New York. The Company filed against Seamus Lagan in Dublin Ireland for theft and fraudulent conversion. Mr. Lagan was the controlling interest behind Agamede at the time that the Company's transfer agent received the Agamede fraudulent share certificate. The Company is confident that a successful defense of the cancellation of these shares will occur

The company lodged 11 unclaimed share certificates with the State of Louisiana with the office of unclaimed property. The company had requested that the 11 individuals provide evidence of who they were and the fact that they were rightful owner's of LETH shares of common stock on at least 7 occasions over a three year period. When the parties failed to comply with the relevant statutes the certificates were placed with the court to allow those individuals to provide verification to the proper authorities and obtain their certificates.

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

31.1 *      Section 302 Certification by Chief Executive Officer.

31.2 *      Section 302 Certification by Chief Financial Officer.

32.1 *      Section 906 Certification by Chief Executive Officer.

32.2 *      Section 906 Certification by Chief Financial Officer.
-------------------
*    Filed herewith

     (b) A report on Form 8-K was filed on April 4, 2005 Sahara Petroleum has signed an ALLIANCE AGREEMENT March 9, 2005 between Quickflow, S.A. ("QUICKFLOW") a Corporation organized under the laws of Spain with offices at Avda. Diagonal, 357, 2(degree) 08037-Barcelona Spain and Sahara Petroleum Exploration Corp., a subsidiary of Global Environmental Energy Corp, (NASDAQ OTC:BB GEECF) (SAHARA) PO Box N-8303 Nassau Bahamas, for the development of specific oil and gas rights in Africa.

A report on Form 8-K was filed on March 9, 2005 the Company entered into an ALLIANCE AGREEMENT between Vetra Group A.V.V. ("VETRA") a Corporation organized under the laws of Aruba, with offices in Caracas Venezuela and Colombia and Sahara Petroleum Exploration Corp., a subsidiary of Global Environmental Energy Corp, (NASDAQ OTC:BB GEECF) (SAHARA) PO Box N-8303, Nassau, Bahamas. SAHARA retained the services of VETRA to provide assistance and services to assist SAHARA in the development and commercialization of specific oil and gas exploration and development opportunities

A report on Form 8-K was filed on February 21, 2005 The Municipality of Silistra, Bulgaria has arranged complete financing for its portion of the investment in the joint venture, which is currently agreed to be up to 50% of the joint venture for the establishment of a joint venture company to handle municipal solid waste, production of electricity and potable water.

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

A report on Form 8-K was filed on February 12, 2004 reporting the approval of a 5% stock dividend to the stockholders of record on December 10, 2005, to be distributed on or about January 17, 2005.

A report on Form 8-K was filed on February 12, 2004 reporting the formation of a subsidiary, Biosphere Development Corp. and the expected spin-off of the subsidiary to the companies stockholders.

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

A report on Form 8-K was filed on June 08, 2004 reporting that the Company was in the process of seeking a license from the United States Department of Commerce and U.S. Department of Treasury for a number of potential projects in Al Jumahiriyah al Arabiyah al Libiyah ash Shabiyah al Ishtirakiyah al Uzma.

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


                        Global Environmental Energy Corp.


Date: April 20, 2005              By:/s/Dr. Christopher McCormack
                                    -----------------------------------
                                    Dr. Christopher McCormack
                                    President & Chief Executive Officer